Form 10QSB
period 2005-06-30
SpeechSwitch, Inc.
filed 2005-09-13
CIK 1307989

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

Commission file number:    333-120507

                                SPEECHSWITCH, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                            20-1862816
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          750 HIGHWAY 34
            MATAWAN, NJ                                              07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:  (732) 441-7700

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE.

         Securities registered under Section 12(g) of the Exchange Act:
                     CLASS A COMMON, NO PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of Class A, common stock,
    No par value, outstanding as of August 31, 2005:                 10,013,984

================================================================================

                               SPEECHSWITCH, INC.
                         CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

             Item 1.  Condensed Financial Statements (Unaudited)

                      Condensed Balance Sheet - June 30, 2005                 2

                      Condensed Statements of Operations -
                      For the three months and six months ended June 30,
                      2005 and 2004                                           3

                      Condensed Statements of Cash Flow -
                      For the six months ended June 30, 2005 and 2004         4

                      Notes to condensed financial statements            5 - 14

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               15 - 32

             Item 3.  Controls and Procedures                                32

PART II. OTHER INFORMATION                                                   33


             Item 6.  Exhibits                                               33

                               SPEECHSWITCH, INC.
                       CONDENSED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2005


                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   $    564,958
Accounts receivable, net of allowance for doubtful accounts of $0                 23,385
Inventory, net                                                                     6,546
                                                                            ------------
       Total current assets                                                      594,889
                                                                            ------------

OTHER ASSETS, Intangible assets, net                                              13,200
                                                                            ------------

TOTAL ASSETS                                                                $    608,089
                                                                            ============

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                       $     55,961
Note payable1,000,000
Due to related parties                                                            61,366
Deferred maintenance contracts                                                     1,658
                                                                            ------------
         Total current liabilities                                             1,118,985
                                                                            ------------

COMMITMENTS AND CONTINGENCIES                                                       --

STOCKHOLDERS' (DEFICIENCY)
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                 --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  10,050,000 shares issued and outstanding                                          --
Common stock, Class B - $.01 par value; authorized 50,000,000 shares;
  no shares issued and outstanding                                                  --
Common stock, Class C - $.01 par value; authorized 20,000,000 shares;
  no shares issued and outstanding                                                  --
Additional Paid in Capital                                                     2,373,591
Accumulated deficit                                                           (2,884,487)
                                                                            ------------
         Total stockholders' (deficiency)                                       (510,896)
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                            $    608,089
                                                                            ============

 The accompanying notes are an integral part of the condensed financial statements.

                               SPEECHSWITCH, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the Three Months Ended           For the Six Months Ended
                                                                  June 30,                            June 30,
                                                       ------------------------------      ------------------------------
                                                           2005              2004              2005             2004
                                                       ------------      ------------      ------------      ------------
SALES, net                                             $     30,782      $     29,125      $     45,992      $     58,907

COST OF SALES                                                13,361            11,864            20,729            23,750
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT                                                 17,421            17,261            25,263            35,157
                                                       ------------      ------------      ------------      ------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                         36,310             8,031            43,024            18,076
    General and administrative expenses                      69,829            86,643           206,542           195,699
    Research and development                                 20,110             8,825            20,110            18,532
    Depreciation and amortization                              --                 851              --               1,709
                                                       ------------      ------------      ------------      ------------
Total selling, general and administrative expenses          126,249           104,350           269,676           234,016
                                                       ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                            (108,828)          (87,089)         (244,413          (198,859)
                                                       ------------      ------------      ------------      ------------
OTHER INCOME\(EXPENSE)
    Other income                                              1,761            18,584             3,028            27,407
    Write-off of financing costs                               --             (44,658)          (20,000)         (399,356)
    Interest expense                                        (12,466)           (2,321)          (23,487)           (4,833)
                                                       ------------      ------------      ------------      ------------
Total other income\(expense)                                (10,705           (28,395)          (40,459)         (376,782)
                                                       ------------      ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                    (119,533)         (115,484)         (284,872)         (575,641)

PROVISION FOR INCOME TAXES                                     --                --                --                --
                                                       ------------      ------------      ------------      ------------

NET LOSS FROM CONTINUING OPERATIONS                    $   (119,533)     $   (115,484)     $   (284,872)     $   (575,641)
                                                       ============      ============      ============      ============

PRO FORMA NET LOSS PER COMMON SHARE
    Basic                                              $      (0.01)     $      (0.01)     $      (0.03)     $      (0.06)
                                                       ============      ============      ============      ============
    Diluted                                            $      (0.01)     $      (0.01)     $      (0.03)     $      (0.06)
                                                       ============      ============      ============      ============

PRO FORMA WEIGHTED AVERAGE COMMON SHARES
    Basic                                                10,050,000        10,050,000        10,050,000        10,050,000
    Diluted                                              10,050,000        10,050,000        10,050,000        10,050,000


                     The accompanying notes are an integral part of the condensed financial statements.

                               SPEECHSWITCH, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                           For the Six Months Ended
                                                                   June 30,
                                                        ------------------------------
                                                            2005              2004
                                                        ------------      ------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                             $   (284,872)     $   (575,641)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Amortization of other intangibles                           1,200              --
   Changes in certain assets and liabilities:
           Accounts receivable                                (3,763)          (27,124)
           Inventory                                          (1,664)              110
           Costs in excess of billing                           --               1,165
           Accounts payable and accrued liabilities           15,715              --
           Deferred revenue                                      744             9,052
           Related party accounts                             61,366              --
                                                        ------------      ------------
Total (cash used) in operating activities                   (211,274)         (592,438)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Allocation of costs by iVoice, Inc                           --             592,438
   Net proceeds from notes payable                           200,000              --
                                                        ------------      ------------
Total cash provided by financing activities                  200,000           592,438
                                                        ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (11,274)             --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              576,232              --
                                                        ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $    564,958      $       --
                                                        ============      ============
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                     $       --        $       --
                                                        ============      ============
   Income taxes                                         $       --        $       --
                                                        ============      ============






  The accompanying notes are an integral part of the condensed financial statements.

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


NOTE 1 - BACKGROUND

         The unaudited interim financial statements included herein have been prepared by SpeechSwitch, Inc. ("SpeechSwitch" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto filed with Form SB-2 recently filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

         The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

         SpeechSwitch was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 and thereafter assigned to the Company.

         In September 2004, the Board of Directors of iVoice, Inc., the former parent of the Company, resolved to pursue the separation of iVoice software business into three publicly owned companies. iVoice will continue to focus on its own computerized telephony technology and related business development operations. SpeechSwitch intends to continue to develop, market and license the automated speech attendant software which runs on industry-standard hardware and performs speech recognition.

         The Spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into SpeechSwitch (the "Spin-off"). The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

         In conjunction with the Spin-off, SpeechSwitch entered into a temporary administrative service agreement with iVoice. This agreement terminate upon completion of the Spin-off. However, should SpeechSwitch be unable to replace any or all of the services currently being provided by iVoice under the administrative services agreement, following the Spin-off, the administrative services agreement will be continued with respect to those services on a month-to-month basis. iVoice presently continues to provide administrative services to the Company.

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

         On August 5, 2005, SpeechSwitch assumed $190,000 in accrued liabilities and related party debt incurred by iVoice. The debt assumed is convertible into SpeechSwitch Class B Common Stock at the option of the holder as later described in these notes.

         On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of the SpeechSwitch from iVoice was declared effective and the Company immediately embarked on the process to spin off the SpeechSwitch from iVoice.

NOTE 2 - BUSINESS OPERATIONS

         The Company will continue to develop, market and license the lines of business relating to iVoice's Speech-Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company's software.

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, and reflected significant assumptions and allocations. The Company has relied on iVoice for administrative, management, research and other services. These financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand alone Company.

         As of June 30, 2005, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

         In order to provide necessary working capital, in August 2004, the Company entered into a subscription agreement, pursuant to which the Company issued $400,000 of secured convertible debentures in August 2004, and an additional $400,000 of secured convertible debentures, in November 2004, around the time of filing of the registration statement for the distribution of the Class A Common Stock pursuant to the Spin-off, On February 28, 2005, convertible debentures equal in principal to $800,000 were terminated and replaced with a secured promissory note in the amount of $1,000,000 ($800,000 representing replacement notes and $200,000 representing new financing).

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

         The accompanying financial statements have been derived from the consolidated financial statements and accounting records of iVoice using the historical results of operations and historical basis of assets and liabilities of the Company's speech recognition software business. Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company's results of operations, financial position, and cash flows in the future or what its results of operations, financial position and cash flows would have had the Company been a stand-alone company during the periods presented.

b) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

c) Software License Costs

         Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-development codes and systems developed by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated non-discounted cash flow benefit related to the asset falls below the unamortized cost. Historically, the Speech-Enabled Auto Attendant, Name Dialer and Speech SDK technology has produced limited sales revenue. However, management believes that the limited sales generated result from a lack of application of Company sales and marketing resources to the software, It is management's plan to devote such resources to its software technology to recognize the technology's potential value and therefore, no impairment loss has been recorded.

d) Revenue Recognition

         The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

         The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company's policy to not provide customers the right to refund any portion of its license fees. The Company accepts Visa and MasterCard as well as company checks.

         With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectibility, which is assessed on a customer-by-customer basis, is probable.

         With respect to customer support services, upon the completion of one year from the date of sale, considered to be the warranty period, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements.

e) Product Warranties

         The Company estimates its warranty costs based on historical warranty claims experience in estimating potential warranty claims. Due to the limited sales of the Company's products, management has determined that warranty costs are immaterial and has not included an accrual for potential warranty claims. Presently, costs related to warranty coverage are expensed as incurred. Warranty claims are reviewed quarterly to verify that warranty liabilities properly reflect any remaining obligation based on the anticipated expenditures over the balance of the obligation period.

f) Research and development costs

         Research and development costs will be charged to operations as incurred.

g) Inventory

         Inventory, consisting primarily of system components such as computer components, voice cards, and monitors, is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

h) Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("Statement 109").

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company, not being a separate reporting entity, will not receive any benefit from the approximately $2,800,000 net operating loss allocated to the speech recognition software business contained in these financial statements.

i) Organization Costs

         Organization costs consist primarily of professional and filing fees relating to the formation of the Company. These costs have been expensed.

j) Intangible Assets

         In May and in December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment. In doing so, management has determined there has been no impairment of the intangible assets at June 30, 2005.

k) Earnings Per Share

         SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

         The computation of basic pro forma EPS is computed by dividing income available to common shareholders by the number of shares issued in connection with the Company's proposed spin-off from iVoice, Inc. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The shares used in the computation are as follows:

                       For the three months ended     For the six months ended
                      June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                      -------------  -------------  -------------  -------------
Pro Forma Basis and
  diluted purposes      10,050,000     10,050,000     10,050,000     10,050,000

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

l) Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities, As of June 30, 2005, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

m) Recent Accounting Pronouncements

         In December 2003, the FASB issued Interpretation No. 46-R, "Consolidation of Variable Interest Entities" (FIN 46-R). FIN 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46 became effective for the Company during the third quarter of fiscal 2004. The adoption of this new standard did not have any impact on the Company's financial position, results of operations or cash flows.

         In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Post retirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. This currently has no effect on the Company.

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

NOTE 5 - INTANGIBLE ASSETS

         Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. The asset is reflected at its original cost net of accumulated amortization of $10,800, from the date acquired by iVoice. The asset is being amortized over a 20-year period.

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

         In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. At June 30, 2005, we found no impairment of goodwill or other indefinite-lived intangible assets.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2004, iVoice allocated operating costs of $592,438 to SpeechSwitch. These allocations are reflected in the selling, general and administrative, cost of revenue and research and development line items in our statements of operations. The general corporate expense allocation is primarily for cash management, selling expense, legal, accounting, tax, insurance, public relations, advertising, transfer agents, and human resources. Other general categories of operating expense, as well as other income and expense, have been allocated to SpeechSwitch by iVoice based upon a ratio of revenue of SpeechSwitch over total iVoice revenue for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if SpeechSwitch had performed these functions as a stand-alone company.

         In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month to month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

NOTE 7 - INCOME TAXES

         The reconciliation of the effective income tax rate to the Federal Statutory rate is as follows:

              Federal Income Tax Rate                               (34.0)%
              Deferred Tax charge (Credit)                            0.0 %
              Effect on Valuation Allowance                          38.1 %
              State Income Tax, Net of Federal Benefits             ( 4.1)%
              Effective Income Tax Rate                               0.0 %

         Prior to the Spin-off, the Company was included as part of iVoice's consolidated federal income tax return. The Company has established a 100% valuation allowance for its deferred tax assets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         On February 28, 2005, convertible debentures equal in principal to $800,000 were terminated and replaced with a secured promissory note in the amount of $1,000,000 ($800,000 representing replacement notes and $200,000 representing new financing).

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

         The Company will also assume an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest.

         As of November 8, 2004, the Company entered into a one year employment contract with Bruce R. Knef to as President, Chief Executive Officer And Principal Financial Officer. The Company will pay Mr. Knef a base salary of $85,000 during the term. Mr. Knef can earn bonuses based on the Company achieving certain levels of sales and profitability and will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney, its non-executive Chairman of the Board of Directors, effective August 3, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney has agreed to accept compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides, in its sole discretion, that the Company does not have the financial resources to pay him in cash. The number of Class B Common Stock shares to be issued Mr. Mahoney shall be equal to one share of Class B Common Stock for every dollar of compensation due and owing the Executive. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

         In conjunction with the Spin-off, SpeechSwitch has entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

         On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two year period. The shares issuable under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement.

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 9 - CAPITAL STOCK

         Pursuant to SpeechSwitch's certificate of incorporation, as amended, the Company is authorized to issue 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, 20,000,000 shares of Class C Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, par value of $1.00 per share. Below is a description of SpeechSwitch's outstanding securities, including Class A Common Stock, Class B Common Stock, Class C Common Stock, and Preferred Stock.

a) Class A Common Stock

         As of June 30, 2005, there were 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 100 shares issued and outstanding. On August 4, 2005, the Company effected a 100,500-for-one forward stock split of the Class A Common Stock increasing the issued and outstanding shares to 10,050,000.

         Each holder of Class A Common Stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth objectives.

b) Class B Common Stock

         As of June 30, 2005, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2005, no shares were issued or outstanding.

c) Class C Common Stock

         As of June 30, 2005, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2005, no shares were issued or outstanding.

                               SPEECHSWITCH, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

d) Preferred Stock

         SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2005, SpeechSwitch has not issued any shares of Preferred Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with our audited financial statements and related notes included in the Form SB-2 previously filed with the SEC. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

         Prior to August 5, 2005, the Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, and reflected significant assumptions and allocations. These financial statements do not necessarily reflect the financial position, results of operations and cash flows of SpeechSwitch had it been a stand-alone entity.

         SpeechSwitch seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide SpeechSwitch with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, SpeechSwitch's business will be formed from the contribution by iVoice of certain assets and related liabilities on or about August 5, 2005. In connection with this Spin-off by iVoice, iVoice assigned and conveyed to SpeechSwitch its speech recognition software business and related liabilities, including all intellectual property of iVoice relating to the speech recognition software business. The board and management of iVoice elected not to transfer any part of the working cash balance of iVoice to SpeechSwitch. Based upon the current intention of SpeechSwitch not to conduct any research and development or hire additional employees and instead to focus on the sale of the existing speech recognition technology, the board has determined that, on balance, SpeechSwitch has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that SpeechSwitch has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

         The emerging nature of the speech recognition software industry and unforeseen expenses from the separation from iVoice, make it difficult to assess the future growth of SpeechSwitch.

         The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, SpeechSwitch's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, SpeechSwitch will develop and maintain its own credit and banking relationships and perform its own financial and investor relations functions. SpeechSwitch may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

         SpeechSwitch has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA").. However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by SpeechSwitch, including the registration of shares to be sold to

Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. [See "Liquidity and Capital Resources"] If SpeechSwitch cannot fund its working capital needs under the SEDA with Cornell Capital Partners, we will be unable to obtain sufficient capital resources to operate our business, and have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

SEPARATION FROM IVOICE

         SpeechSwitch was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly-owned subsidiary of iVoice. SpeechSwitch had no material assets or activities until the contribution of the speech recognition software business from iVoice. After the Spin-off, SpeechSwitch will be an independent public company, with iVoice having no continuing ownership interest in SpeechSwitch.

         On November 11, 2004, SpeechSwitch received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of SpeechSwitch. These agreements, contracts, understandings and other instruments consisted of the documentation relating to the issuance of the secured convertible debentures and the equity line of credit, the employment agreements with Messrs. Mahoney and Knef and the administrative services agreement. Since this assignment, iVoice Technology 3 has no operating business, assets or known liabilities, and is currently in the process of being dissolved. When we refer to or describe any agreement, contract or other written instrument of SpeechSwitch, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 and assigned to SpeechSwitch.

         SpeechSwitch's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business to be transferred to SpeechSwitch from iVoice as part of the Spin-off. The financial information included in this report, however, is not necessarily indicative of what SpeechSwitch's results of operations or financial position would have been, had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

         SpeechSwitch will operate the speech recognition software business. However, management is uncertain that sufficient cash to sustain its operations will be generated in the next twelve months, or beyond, by the sales activity of the speech recognition software business. SpeechSwitch intends to use a portion of the proceeds from any financing arrangements, on sales and marketing efforts for its speech recognition software products. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice's previous lack of sales and marketing efforts on its speech recognition software products, SpeechSwitch's lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market.

         As of August 5, 2005, iVoice assigned, contributed and conveyed to SpeechSwitch corporate assets, liabilities and expenses related to the speech recognition software business, including the speech recognition software and all intellectual property of iVoice relating to the speech recognition software business and the assignment of iVoice's existing agreements and arrangements with dealers and resellers. This assignment, contribution and conveyance of assets, liabilities and expenses will be based on an estimate of the proportion of such amounts allocable to SpeechSwitch, utilizing such factors as total revenues, employee headcount and other relevant factors. SpeechSwitch believes that these allocations have been made on a reasonable basis.

SpeechSwitch believes that all costs allocated to SpeechSwitch are a reasonable representation of the costs that SpeechSwitch would have incurred if SpeechSwitch had performed these functions as a stand-alone company.

         In conjunction with the separation of the speech recognition software business from iVoice, SpeechSwitch entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to SpeechSwitch following the Spin-off. This agreement will continue on a month to month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. Following termination of the administrative services agreement, we expect that SpeechSwitch will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and SpeechSwitch, except that SpeechSwitch will continue to sub-lease space from iVoice. Our shares of Class A Common Stock were distributed to iVoice's stockholders on or about August 12, 2005.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products. Total revenues for the three months ended June 30, 2005 and June 30, 2004 were $30,782 and $29,125, respectively. The speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available by iVoice for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources.

         Gross margin for the three months ended June 30, 2005 and June 30, 2004 was $17,421 (56.6%) and $17,261 (59.3%), respectively. The decrease in gross margin percentage is a result of a change in the hardware and software mix being sold. In the three months ending June 30, 2005, SpeechSwitch provided a greater mix of hardware for turnkey systems, which has a lower gross margin percentage than the sales of software products and maintenance contracts. The overall increase in gross margin is primarily due to the slightly higher sales.

         Total operating expenses increased to $126,249 for the three months ended June 30, 2005 from $104,350 for the three months ended June 30, 2004, an increase of $21,899, or 21%. This increase in the current three months is primarily attributable to the hiring of the full-time president in the 4th quarter of 2004 and to the redirection of resources to research and development. This increase was partially offset by reductions in general and administration and amortization expenses.

         The loss from continuing operations before other income (expense) for the three months ended June 30, 2005 was $108,828 compared to a loss of $87,089 for the three months ended June 30, 2004, an increase in the loss of $21,739. As discussed above, this increase in the loss was primarily attributable to hiring of the full-time president of SpeechSwitch and the redirection of resources to research and development.

         Total other income (expense) for the three months ended June 30, 2005 were $10,705, as compared to $28,395 for the three months ending June 30, 2004, a decrease of $17,690. During the three months ending June 30, 2005, SpeechSwitch recorded $12,466 of interest expense and $1,761 of interest income. In the three months ending June 30, 2004, iVoice, Inc. allocated $44,658 for financing costs, $2,321 for interest expenses and $18,584 for other income to SpeechSwitch. The allocated finance costs were for stock issued and fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

         Net loss for the three months ending June 30, 2005 was $119,533 as compared to a loss of $115,484 for the three months ending June 30, 2004. The increase in net loss of $4,049 was the result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

         All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products. Total revenues for the six months ended June 30, 2005 and June 30, 2004 were $45,992 and $58,907, respectively. The speech recognition software business has only operated as a division of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available by iVoice for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources.

         Gross margin for the six months ended June 30, 2005 and June 30, 2004 was $25,263 (54.9%) and $35,157 (59.7%), respectively. The decrease in gross margin percentage is a result of a change in the hardware and software mix being sold. In the six months ending June 30, 2005, SpeechSwitch provided a greater mix of hardware for turnkey systems, which has a lower gross margin percentage than the sales of software products and maintenance contracts. The overall decrease in gross margin is primarily due to the lower sales.

         Total operating expenses increased to $269,676 for the six months ended June 30, 2005 from $234,016 for the six months ended June 30, 2004, an increase of $35,660, or 15.2%. This increase in the current six months is primarily attributable to the hiring of the full-time president and part-time Board member in the 4th quarter of 2004. In addition, research and development expenses increased reflecting the redirection of resources to this area. These increases were partially offset by reductions in amortization expenses.

         As of June 30, 2005, SpeechSwitch had three full-time employees and one part-time employee.

         The loss from continuing operations before other income (expense) for the six months ended June 30, 2005 was $244,413 compared to a loss of $198,859 for the six months ended June 30, 2004, an increase in the loss of $45,554. As discussed above, this increase in the loss was attributable to lower sales, new hirings in 2004 and the redirection of resources to research and development.

         Total other income (expense) for the six months ended June 30, 2005 were $40,459, as compared to $376,782 for the six months ending June 30, 2004, a decrease of $336,323. During the six months ending June 30, 2005, SpeechSwitch recorded $23,487 of interest expense, $20,000 financing costs on the issuance of $200,000 of secured convertible debentures, and $3,028 of interest income. In the six months ending June 30, 2004, iVoice, Inc. allocated $399,356 for financing costs, $4,833 for interest expenses and $27,407 for other income to SpeechSwitch. The allocated finance costs were for stock issued and fees paid to Cornell

Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

         Net loss for the six months ending June 30, 2005 was $284,872 as compared to a loss of $575,641 for the six months ending June 30, 2004. The decrease in net loss of $290,769 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         To date, SpeechSwitch has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

         If we satisfy necessary conditions under the SEDA, we intend to sell shares of our Class A Common Stock as soon as possible to generate capital necessary to sustain our operations. On August 12 and November 19, 2004, SpeechSwitch issued an aggregate of $800,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell. On February 28, 2005, SpeechSwitch's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount with an additional loan of $200,000 bringing the promissory note to an aggregate principal of $1 million. These promissory notes accrue interest at rate of 12% per annum, but are not convertible into any equity security of SpeechSwitch. In connection with the issuances of the secured convertible debentures, SpeechSwitch paid a fee to Cornell equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, SpeechSwitch received a credit for fees that would otherwise have been payable upon the issuance of the $800,000 in replacement notes. SpeechSwitch paid Cornell Capital Partners a fee of $20,000 in connection with its $200,000 additional borrowing. The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice has also guaranteed the payment of all amounts payable by SpeechSwitch pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

         On March 9, 2005, SpeechSwitch received a non-binding letter of intent from Cornell Capital Partners whereby Cornell Capital Partners offered, subject to satisfaction of certain conditions, to purchase shares of SpeechSwitch's common stock upon the terms set forth in the non-binding letter of intent and the definitive documentation to be executed after satisfaction of those closing conditions. On August 30, 2005, SpeechSwitch executed a Standby Equity Distribution Agreement with Cornell, pursuant to which SpeechSwitch may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five consecutive trading days following the date that SpeechSwitch delivers to Cornell a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell is entitled to receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that a registration statement in respect of the shares to be distributed pursuant to the SEDA becomes effective.

         However, Cornell is under no obligation to purchase any shares of Class A Common Stock unless the shares to be purchased by Cornell have been registered for resale under the Securities Act of 1933, as amended. If SpeechSwitch cannot satisfy the requirements for Cornell to purchase the Class A Common

Stock under the terms of the SEDA, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition and our business. Management believes that its going-forward expenses for the twelve months following the date of the Spin-off, August 5, 2005, will be approximately $466,000, which includes salaries for SpeechSwitch's officers and employees, and, assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur liabilities, for the year ending December 31, 2005, of approximately $466,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. Management believes that the deficiency between the Company's expenses and net revenues will be more than covered by the cash available from the proceeds of the secured promissory note. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to Cornell, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

         Except for these two financing agreements, the Company has no other significant sources of working capital or cash commitments. However, no assurance can be given that SpeechSwitch will raise sufficient funds from such financing arrangements, or that SpeechSwitch will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of SpeechSwitch's financing is dependent upon.

         On August 5, 2005, SpeechSwitch assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to SpeechSwitch assets having an aggregate book value of $16,800. SpeechSwitch believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

         SpeechSwitch assumed from iVoice an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the automated speech attendant software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice. Pursuant to the terms of the promissory note, SpeechSwitch, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. SpeechSwitch has yet to record this liability on its financial statements, as the promissory note was not assumed by SpeechSwitch until August 5, 2005.

         Mr. Mahoney agreed to forego receiving any shares of SpeechSwitch Class A Common Stock he would have been entitled to receive in the Spin-off by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

         SpeechSwitch has entered into employment contracts with Jerome Mahoney, its Non-Executive Chairman of the Board of Directors and Bruce Knef, its President, Chief Executive Officer and Chief Financial Officer. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Mahoney will also be entitled to incentive compensation based upon acquisitions completed by SpeechSwitch. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to SpeechSwitch in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by SpeechSwitch) should his employment be terminated following a change in control, as defined in the employment agreement.

         SpeechSwitch entered into an employment agreement as of November 8, 2004 with Mr. Knef. Mr. Knef will serve as SpeechSwitch's President, Chief Executive Officer and Principal Financial Officer for a term of one year. As consideration, SpeechSwitch agreed to pay Mr. Knef a base salary of $85,000 during the term. SpeechSwitch also agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by the Company.

         During the six months ended June 30, 2005, the Company had a net decrease in cash of $11,274. The Company's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. The Company used $211,274 in cash for operating activities in the six months ended June 30, 2005. This was primarily the result of the cash used to fund the loss from current operating activities.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2005 provided a total of $200,000 in cash. This consisted of net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners.


FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

         Certain statements in this report on Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

RISKS RELATED TO OUR BUSINESS

SPEECHSWITCH WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

         As a result of the Company's limited operating history, the currently difficult economic conditions of the telecommunications marketplace and the emerging nature of the speech recognition software industry, it may be difficult for you to assess our growth and earnings potential. The Company believes that due primarily to the relatively brief time its Speech-Enabled Auto Attendant, Name Dialer and Speech SDK products have been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face as they are described below. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

SPEECHSWITCH HAS NO OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

         Although iVoice has operated as a reporting public company since 2000 and has sold computerized telephony software since 1997, SpeechSwitch does not have an operating history as an independent public company. Historically, since the businesses that comprise each of SpeechSwitch and iVoice have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After the Spin-off, SpeechSwitch will be able to rely only on the speech recognition software business for such requirements. iVoice has operated the Speech recognition software business since the first quarter of 2000. The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, SpeechSwitch's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, SpeechSwitch will maintain its own credit and banking relationships and perform its own financial and investor relations functions. SpeechSwitch may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

IVOICE'S OPERATIONS DEMONSTRATE A HISTORY OF NET LOSSES AND CASH FLOW SHORTFALLS AND SPEECHSWITCH'S LIKELY WILL AS WELL.

         iVoice, of which SpeechSwitch was a part, has incurred recurring operating losses. iVoice's speech recognition software business had net losses of approximately $867,000 and $445,000 for the years ended December 31, 2004 and 2003, respectively, and cash used in operations of approximately $836,000 and $417,000 for the same periods, respectively. iVoice has been and may, in the future, be dependent upon outside and related party financing to develop and market their software products, perform their business development activities, and provide for ongoing working capital requirements. During the year ended December 31, 2004 and the three months ending March 31, 2005, substantially all of this financing has been provided by iVoice, Inc. and Cornell Capital Partners. There can be no assurance that SpeechSwitch will have operations separately that fare any better than those of iVoice.

OUR HISTORICAL INFORMATION HAS LIMITED RELEVANCE TO OUR RESULTS OF OPERATIONS AS A SEPARATE COMPANY.

         The historical financial information we have included in this report does not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because iVoice did not account for us as, and we were not operated as, a single stand-alone business for the periods presented. For more information about the preparation of our financial statements from the financial statements of iVoice, see "Summary Consolidated Financial Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SPEECHSWITCH HAS RECEIVED A GOING CONCERN OPINION FROM ITS INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

         SpeechSwitch has received a report from its independent auditors for the fiscal years ended December 31, 2004 and December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors' opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

         Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our consolidated financial statements as a result of the going concern modification to the report of our independent registered public accounting firm. If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

         There can be no assurance that management's plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business and operations and result in charges that would be material to our business and results of operations.

SPEECHSWITCH'S FUTURE REVENUE AND OPERATING RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE, WHICH COULD CAUSE SPEECHSWITCH'S STOCK PRICE TO DECLINE.

         Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others:

         o the timing of sales of our products and services, particularly in light of our minimal sales history;

         o the introduction of competitive products by existing or new competitors;

         o    reduced demand for any given product;

         o    difficulty in keeping current with changing technologies;

         o unexpected delays in introducing new products, new product features and services;

         o increased or uneven expenses, whether related to sales and marketing, product development or administration;

         o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects;

         o    the mix of product license and services revenue;

         o seasonality in the end-of-period buying patterns of foreign and domestic software markets;

         o    the market's transition between operating systems; and

         o costs related to possible acquisitions of technology or businesses.

         Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decline.

SPEECHSWITCH HAS IN THE PAST AND MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLDINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

         We have relied on the private placement of convertible debentures and secured promissory notes to obtain working capital and may continue to do so in the future. As of the date of this registration statement, however, we have outstanding convertible obligations. The $190,000 promissory note owing to Mr. Mahoney provides that, at Mr. Mahoney's option, principal and interest due on the note can be converted into shares of the Company's Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

         In order to obtain working capital in the future, we intend to issue additional equity securities and convertible obligations.

         In the event that the price of our Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of our Class A Common Stock,

         o the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,

         o increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of our Class A Common Stock,

         o the sale of a substantial amount of convertible debentures to relatively few holders could effectuate a possible change in control of the Company, and

         o in the event of our voluntary or involuntary liquidation while the secured convertible debentures are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

         In addition, if the market price declines significantly, we could be required to issue a number of shares of Class A Common Stock sufficient to result in our current stockholders not having an effective vote in the election of directors and other corporate matters. In the event of a change in control of the Company, it is possible that the new majority stockholders may take actions that may not be consistent with the objectives or desires of our current stockholders.

         We are required to convert our existing convertible obligations based upon a formula that varies with the market price of our common stock. As a result, if the market price of our Class A Common Stock increases after the issuance of our convertible obligations, it is possible, that, upon conversion of our convertible obligations, we will issue shares of Class A Common Stock at a price that is far less than the then-current market price of our Class A Common Stock.

         If the market price of our Class A Common Stock decreases after our issuance of any convertible obligations, upon conversion, we will have to issue an increased number of shares to the holders of our convertible obligations. Any sale of convertible obligations may result in a very large conversion at one time. If we do not have a sufficient number of shares to cover the conversion, we may have a risk of a civil lawsuit.

         For more information, please see "Potential Dilution Due to Conversion at Below Market Price."


IF SPEECHSWITCH LOSES THE SERVICES OF ANY KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

         We are dependent on our key officers and directors, including Jerome R. Mahoney and Bruce R. Knef, our Chairman of the Board and our President, Chief Executive Officer and Chief Financial Officer, respectively. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. To minimize the effects of such loss, SpeechSwitch has entered into employment contracts with Jerome Mahoney and Bruce Knef. However, Mr. Knef's employment agreement has a term of only one year.

OUR POTENTIAL FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

         SpeechSwitch may seek to expand its operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside the current field of operations of SpeechSwitch. SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on SpeechSwitch's operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on SpeechSwitch's business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. The inability of SpeechSwitch to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of SpeechSwitch. Furthermore, through the acquisition of additional businesses, SpeechSwitch may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While SpeechSwitch may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, SpeechSwitch, in all likelihood, will have the ability to effect only a single business acquisition at one time. Currently, SpeechSwitch has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

MEMBERS OF SPEECHSWITCH'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE SPIN-OFF; SPEECHSWITCH DOES NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING CONFLICTS IN THE FUTURE.

         After the Spin-off, Mr. Mahoney, a member of the board of directors, will own iVoice shares and have the right to convert $190,000 of indebtedness into 190,000 shares of SpeechSwitch Class B Common Stock which are convertible into the number of shares of SpeechSwitch Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which iVoice had ever issued its Class A Common Stock. In addition, Mr. Mahoney has the right to convert the amount of all accrued and unpaid interest on such indebtedness into one share of SpeechSwitch Class B Common Stock for each dollar of accrued and unpaid interest. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. In addition, following the Spin-off, we anticipate that Mr. Mahoney, the Chairman of the Board of SpeechSwitch will also continue to serve as the Chairman of the Board and Chief Executive Officer of iVoice. These relationships could create, or appear to create, potential conflicts of interest when SpeechSwitch's directors and management are faced with decisions that could have different implications for SpeechSwitch and iVoice. For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, SpeechSwitch and any other projects. Other examples could include potential business acquisitions that would be suitable for either SpeechSwitch or iVoice, activities undertaken by iVoice in the future that could be in direct competition with SpeechSwitch, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and SpeechSwitch following the Spin-off. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of SpeechSwitch following the Spin-off. Furthermore, SpeechSwitch does not have any formal procedure for resolving such conflicts of interest should they arise following the Spin-off.

SPEECHSWITCH'S INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECOME OBSOLETE.

         We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

SPEECHSWITCH STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

         On August 30, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners to provide a $10 million equity line. If working capital or future acquisitions are financed through the issuance of equity securities, such as through the possible sale of Class A Common Stock on the terms of the SEDA from Cornell Capital Partners, SpeechSwitch stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on SpeechSwitch shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the SpeechSwitch Class A Common Stock.

         Except for the potential sale of Class A Common Stock to Cornell Capital Partners on the terms of the SEDA, SpeechSwitch currently has no expectations or plans to conduct future equity offerings. Management believes that if the transactions contemplated by the SEDA are consummated, the Company will have sufficient capital resources to conduct its business as currently planned over the 12-month period following the Spin-off.

         Cornell Capital Partners is under no obligation to purchase shares of Class A Common Stock unless certain conditions are satisfied by SpeechSwitch, including having the registration statement relating to such Class A Common Stock declared effective. If SpeechSwitch cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not have sufficient capital resources to conduct our business on a long-term basis, which would have a material adverse effect on us and our financial condition. Management believes that its going-forward expenses over the next 12 months will be approximately $466,000 and, assuming that SpeechSwitch has no revenues, Speech Switch expects to have aggregate liabilities of approximately $466,000, which includes salaries for SpeechSwitch's officers and employees for the year ending December 31, 2005. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. Management believes that the deficiency between the Company's expenses and net revenues will be more than covered by the cash available from the proceeds of the secured promissory note. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the equity line of credit, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

THE TREND TOWARD CONSOLIDATION IN SPEECHSWITCH'S INDUSTRY MAY IMPEDE ITS ABILITY TO COMPETE EFFECTIVELY.

         As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

SPEECHSWITCH FACES INTENSE PRICE-BASED COMPETITION FOR LICENSING OF ITS PRODUCTS WHICH COULD REDUCE PROFIT MARGINS.

         Price competition is often intense in the software market, especially for computerized telephony software products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins. Neither iVoice nor SpeechSwitch has experienced any pressure from price competition on the pricing of its speech recognition software products in the past, but SpeechSwitch believes that this pressure could occur in the future.

SPEECHSWITCH MAY BE UNSUCCESSFUL IN ADAPTING TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT OF TELECOMMUNICATIONS IN A TIMELY MANNER.

         Critical issues concerning the commercial use of telecommunications, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of telecommunications as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the telecommunications environment into our business operations and product development efforts, our future net revenues and operating results could be adversely affected.

SPEECHSWITCH MAY BE UNSUCCESSFUL IN CONTINUING EXISTING DISTRIBUTION CHANNELS OR IN DEVELOPING NEW DISTRIBUTION CHANNELS.

         Due to our limited operating history, we currently offer products directly to end-users and through dealer and reseller channels established by iVoice. We intend to assume iVoice's relationships and contractual arrangements with these dealers and resellers. However, there can be no assurance that these dealers and resellers will wish to continue their existing arrangements, or create new arrangements, with us. If we cannot continue to use iVoice's existing dealer and reseller channels, we will need to develop a new network of dealers and resellers. However, we may not be able to effectively develop our own network of resellers and dealers to distribute our software products. If we cannot assume iVoice's existing distribution channels and we cannot develop our own new distribution channels, this would have a material adverse effect on us and our financial condition. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

RESTRICTIVE PRODUCT RETURN POLICIES MAY LIMIT SPEECHSWITCH'S SALES AND PENETRATION INTO THE MARKETPLACE.

         SpeechSwitch only permits returns from authorized dealers and resellers of unused inventory, subject to the consent of the Company and a twenty-five percent restocking fee. End users who purchaser products directly from SpeechSwitch may not return such products to SpeechSwitch under any circumstances. Such policies may deter resellers and end users from purchasing our products in a competitive and quickly evolving marketplace, and have a material adverse effect on our ability to remain competitive with similar products.

SPEECHSWITCH MAY DEPEND ON DISTRIBUTION BY RESELLERS AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF REVENUES.

         We may distribute some of our products through resellers and distributors. In 2004, four customers generated approximately 51% of the revenue of SpeechSwitch of the revenue for the Company through one-time contracts that will be unlikely to impact revenues in future periods. These contracts were with the City of Atlantic City, the NYC Department of Transportation, AMDEV Communications and Phone Extra and represented 18%, 13%, 13% and 7% of our revenues, respectively. We intend to assume iVoice's existing relationships and contractual relationships with its resellers and distributors. To effectively do so, we must establish and maintain good working relationships with these resellers and distributors. If we are unsuccessful in establishing and maintaining relationships with iVoice's existing resellers and distributors or with new resellers and distributors, or if these resellers and distributors are unsuccessful in reselling our products, our future net revenues and operating results may be adversely affected. SpeechSwitch does not have any material relationship with any single distributor or reseller.

THE LIMITED SCOPE OF RESULTS OF SPEECHSWITCH'S RESEARCH AND DEVELOPMENT MAY LIMIT THE ABILITY OF SPEECHSWITCH TO EXPAND OR MAINTAIN ITS SALES AND PRODUCTS IN A COMPETITIVE MARKETPLACE.

         SpeechSwitch currently has no plans to engage in research and development of new products or improvements on existing technologies. Failure to engage in such research and to develop new technologies or products or upgrades, enhancements, applications or uses for existing technologies may place SpeechSwitch at a competitive disadvantage in the marketplace for its products. As no current research and development program currently exists within SpeechSwitch, any future research and development programs could cause us to incur substantial fixed costs which may result in such programs being prohibitively expensive to initiate without substantial additional financing being obtained on favorable terms. Also, the lack of any current research and development program may result in an extended launch period for a research and development program at a point in our business when time is of the essence. These delays could have a material adverse effect on the amount and timing of future revenues.

         Such limited research and development may also adversely affect the ability of SpeechSwitch to test any new technologies which may be established in the future in order to determine if they are successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

IF SPEECHSWITCH MUST RESTRUCTURE ITS OPERATIONS, VALUABLE RESOURCES WILL BE DIVERTED FROM OTHER BUSINESS OBJECTIVES.

         We intend to continually evaluate our product and corporate strategy. We have in the past undertaken, and will in the future undertake, organizational changes and/or product and marketing strategy modifications. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

POTENTIAL SOFTWARE DEFECTS AND PRODUCT LIABILITY COULD RESULT IN DELAYS IN MARKET ACCEPTANCE, UNEXPECTED COSTS AND DIMINISHED OPERATING RESULTS.

         Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim may have a material adverse effect on our business, operating results and financial condition.

SPEECHSWITCH RELIES ON THIRD PARTY TECHNOLOGIES WHICH MAY NOT SUPPORT SPEECHSWITCH PRODUCTS.

         Our software products are designed to run on the Microsoft Windows(R) operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from industry leaders such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

SPEECHSWITCH FACES AGGRESSIVE COMPETITION IN MANY AREAS OF THE BUSINESS, AND THE BUSINESS WILL BE HARMED IF SPEECHSWITCH FAILS TO COMPETE EFFECTIVELY.

         We encounter aggressive competition from numerous competitors in many areas of our business. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We may not be able to compete effectively with these competitors. Our competition may engage in research and development to develop new products and periodically enhance existing products in a timely manner, while we have no established plan or intention to engage in any manner of research or development. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines. The market in which we compete is influenced by the strategic direction of major computer hardware manufacturers and operating system software providers.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

         We are dependent on external financing to fund our operations. Our financing needs are expected to be provided, through the possible sale of Class A Common Stock on the terms of the SEDA to provide an equity line of credit from Cornell Capital Partners.

         Cornell Capital Partners will be obligated to purchase shares of Class A Common Stock only upon the satisfaction of certain conditions being met by SpeechSwitch, including having the registration statement relating to such Class A Common Stock declared effective. If SpeechSwitch cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not have sufficient capital resources to operate our business, and we have no current plans to obtain other financing. If we obtain the equity line of credit, we cannot assure you that we will be able to access such financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.

OUR OBLIGATIONS UNDER THE SECURED PROMISSORY NOTE ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

         Our obligations under the secured promissory note issued to Cornell Capital Partners are secured by substantially all of our assets. As a result, if we default under the terms of the secured promissory note, Cornell Capital Partners could foreclose its security interest and liquidate all of our assets. This would cause operations to cease.

JEROME MAHONEY, THE CHAIRMAN OF THE BOARD OF SPEECHSWITCH, MAY HAVE CONTROL OVER THE MANAGEMENT AND DIRECTION OF SPEECHSWITCH.

         Mr. Mahoney will have the right to convert $190,000 of indebtedness into 190,000 shares (plus shares receivable upon conversion of accrued and unpaid interest on the promissory note) of SpeechSwitch Class B Common Stock, which Class B Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which iVoice had ever issued its Class A Common Stock. Interest accrues on the outstanding principal balance of the note at the prime rate plus 2% per annum. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney converts his indebtedness into 190,000 shares of Class B Common Stock, he will have voting rights equal to 19,000,000 shares of Class A Common Stock and will have control over the management and direction of SpeechSwitch, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

SPEECHSWITCH'S MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE
UNTESTED.

         We have only recently assembled our management team as part of the Spin-off and changes in our operating structure. Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships after the Spin-off. As a result, we may be unable to effectively develop and sell our software products and SpeechSwitch, as a business, may fail.

SPEECHSWITCH RELIES ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS WHICH MAY NOT REMAIN UNIQUE TO SPEECHSWITCH.

         We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws.

         We have obtained two patents and have two pending patent applications on our proprietary technology that we believe to be material to our future success and may obtain additional patents in the future. Our existing and future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. Although we have obtained patents and have pending patent applications, we may not be able to continue to develop proprietary products or technologies that are patentable and other parties may have prior claims.

         In selling our products, we rely primarily on shrink-wrap licenses that are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as do the laws of the United States.

         Patent, trademark and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. Although we have obtained two U.S. patents, we do not own any foreign patents or registered intellectual property. We may not be able to obtain additional issued patents or other protection from any future patent applications owned by or licensed to us.

         Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

         There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees will provide meaningful protection of our proprietary information, in the event of any unauthorized use or disclosure thereof. As a consequence, any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

SPEECHSWITCH MAY BECOME INVOLVED IN FUTURE LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT OUR ATTENTION FROM THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

         We believe that the success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained and preserving our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from our business, and may not adequately protect our intellectual property rights.

         In addition, we may be sued by third parties who claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

         o cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely effect our revenue;

         o obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

         o    redesign our products, which would be costly and time-consuming.

SPEECHSWITCH MAY INCUR INCREASED EXPENSES AFTER THE ADMINISTRATIVE SERVICES AGREEMENT WITH IVOICE IS TERMINATED.

         In connection with its Spin-off, SpeechSwitch has entered into an administrative services agreement with iVoice. Under this agreement, iVoice is providing SpeechSwitch with services in such areas as inventory purchasing, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where SpeechSwitch needs assistance and support. The agreement will continue following the completion of the Spin-off on a month-to-month basis. Upon termination of the agreement, SpeechSwitch will be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which SpeechSwitch has been required to pay under the administrative services agreement.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as June 30, 2005. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Principal Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. For the six months ended June 30, 2005, Bruce Knef served as President, Chief Executive Officer and Principal Financial Officer.

CHANGES IN INTERNAL CONTROLS.
-----------------------------
There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

a) Exhibits:

         31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SpeechSwitch, Inc

By: /s/ Bruce R. Knef                                Date: September 13, 2005
    ------------------------                               ---------------------
    Bruce R. Knef, President,
    Chief Executive Officer and
    Principal Financial Officer

                                INDEX OF EXHIBITS

         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002