Form 10QSB/A
period 2005-06-30
SpeechSwitch, Inc.
filed 2005-11-08
CIK 1307989

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR-

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

Securities registered under Section 12(g) of the Exchange Act:
CLASS A COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No X

Number of shares of Class A Common Stock, no par value, outstanding as of October 28, 2005: 10,013,984
================================================================================

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS


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


SpeechSwitch, Inc


By: /s/ Bruce R. Knef                                Date: November 8, 2005
    -----------------------------                          ------------------
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