Form 10QSB
period 2005-09-30
SpeechSwitch, Inc.
filed 2005-11-10
CIK 1307989

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  _____________

                                   FORM 10-QSB
                                  _____________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                YES [_]   NO [X]

Number of shares of Class A Common Stock, no par value, outstanding as of October 28, 2005: 10,013,984
================================================================================

                                TABLE OF CONTENTS
                                -----------------







PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Financial Statements (Unaudited)

                    Balance Sheet - September 30, 2005 .................       2

                    Statements of Operations -
                    For the nine months and three months ended
                    September 30, 2005 and 2004 ........................       3

                    Statements of Cash Flow -
                    For the nine months ended September 30, 2005
                    and 2004 ...........................................       4

                    Notes to Condensed Financial Statements ............  5 - 13

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition or Plan of Operation ........... 14 - 20

           Item 3.  Controls and Procedures ............................      21




PART II.   OTHER INFORMATION

           Item 6.  Exhibits ...........................................      21

                                SPEECHSWITCH, INC
                       CONDENSED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2005





                                     ASSETS
                                     ------

CURRENT ASSETS

Cash and cash equivalents                                          $    463,069
Accounts receivable                                                       5,447
Prepaid expenses                                                          6,700
Inventory                                                                 1,082
                                                                   ------------

      Total current assets                                              476,298
                                                                   ------------

OTHER ASSETS

Intangible asset                                                         13,381
                                                                   ------------
TOTAL ASSETS                                                       $    489,679
                                                                   ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES

Accounts payable and accrued expenses                              $    260,120
Due to related parties                                                   85,453
Notes payable to related parties                                        190,000
Customer deposits                                                         4,500
Deferred maintenance contracts                                            1,306
Notes payable                                                         1,000,000
                                                                   ------------

      Total current liabilities                                       1,541,379
                                                                   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;               --
      no shares issued and outstanding
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;                  --
      10,013,984 shares issued and outstanding
  Class B - no par value; authorized 50,000,000 shares;                      --
      no shares issued and outstanding
  Class C - $.01 par value; authorized 20,000,000 shares;                    --
      no shares issued and outstanding
Additional paid in Capital                                            2,171,407
Accumulated deficit                                                  (3,223,107)
                                                                   ------------
      Total stockholders' deficit                                    (1,051,700)
                                                                   ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $    489,679
                                                                   ============



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                SPEECHSWITCH, INC
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



                                                              For the Nine Months Ended       For the Three Months Ended
                                                                     September 30                    September 30
                                                             ----------------------------    ----------------------------
                                                                 2005            2004            2005            2004
                                                             ------------    ------------    ------------    ------------
SALES, net                                                   $     81,029    $     79,305    $     35,037    $     20,398

COST OF SALES                                                      38,654          30,293          17,925           6,543
                                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                                       42,375          49,012          17,112          13,855
                                                             ------------    ------------    ------------    ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

  Selling and marketing expenses                                   79,445          23,264          36,421           5,188
  General and administrative expenses                             455,840         259,589         249,298          63,890
  Research and development expenses                                35,110          25,961          15,000           7,429
  Depreciation and amortization                                     1,244          18,522           1,244          16,813
                                                             ------------    ------------    ------------    ------------
Total selling general and administrative expenses                 571,639         327,336         301,963          93,320
                                                             ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                             (529,264)       (278,324)       (284,851)        (79,465)
                                                             ------------    ------------    ------------    ------------

OTHER INCOME \ (EXPENSE)
  Other income                                                      5,430          51,694           2,402          24,287
  Interest expense                                                (79,658)        (15,180)        (56,171)        (10,347)
  Write off of financing costs                                    (20,000)       (406,149)             --          (6,793)
                                                             ------------    ------------    ------------    ------------
Total other income \ (expense)                                    (94,228)       (369,635)        (53,769)          7,147
                                                             ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                         (623,492)       (647,959)       (338,620)        (72,318)

PROVISION FOR INCOME TAXES                                             --              --              --              --
                                                             ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                         $   (623,492)   $   (647,959)   $   (338,620)   $    (72,318)
                                                             ============    ============    ============    ============
NET LOSS PER COMMON SHARE
  Basic                                                      $      (0.06)   $      (0.06)   $      (0.03)          (0.01)
                                                             ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                        10,013,984      10,013,984      10,013,984      10,013,984
                                                             ============    ============    ============    ============


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                SPEECHSWITCH, INC
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004




                                                                        2005            2004
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $   (623,492)   $   (647,959)
  Adjustments to reconcile net loss to net cash (used in)
  operating activities
  Depreciation and amortization                                            1,019          18,522

Changes in certain assets and liabilities:
  Decrease in inventory                                                    3,800              --
  Decrease in accounts receivable                                         14,175              --
  Increase in prepaid expenses                                            (6,700)             --
  Increase (decrease) in accounts payable and accrued liabilities        219,874        (156,041)
  Increase in customer deposits                                            4,500              --
  Increase in due to related parties                                      85,453              --
  Increase in deferred maintenance contracts                                 392              --
                                                                    ------------    ------------

      Total cash (used in) operating activities                         (300,979)       (785,478)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sales of convertible debentures                      200,000         400,000
  Net investment (return of capital) by iVoice Inc.                      (12,184)        612,000
  Paid in capital                                                             --         100,000
                                                                    ------------    ------------
      Total cash provided by financing activities                        187,816       1,112,000
                                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (113,163)        326,522

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          576,232              --
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $    463,069    $    326,522
                                                                    ============    ============

CASH PAID DURING THE PERIOD FOR:
  Interest expense                                                  $         --    $         --
                                                                    ============    ============
  Income taxes                                                      $         --    $         --
                                                                    ============    ============





                   The accompanying notes are an integral part
                    of these condensed financial statements.

                         PART I -- FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

NOTE 1 - BACKGROUND

         The unaudited interim financial statements included herein have been prepared by SpeechSwitch, Inc. ("SpeechSwitch" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto filed with Form SB-2 previously filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

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

         In September 2004, the Board of Directors of iVoice, Inc., the former parent of the Company, resolved to pursue the separation of iVoice software business into three publicly owned companies. SpeechSwitch intends to continue to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition.

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

         In conjunction with the Spin-off, SpeechSwitch entered into a temporary administrative service agreement with iVoice. This agreement will continue on a month-to-month basis until such time as we are able to replace any or all of the services currently being provided by iVoice

         On August 5, 2005, SpeechSwitch assumed $190,000 in accrued liabilities and related party debt incurred by iVoice. The debt assumed is convertible into SpeechSwitch Class B Common Stock at the option of the holder as later described in these notes.

         On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of the SpeechSwitch from iVoice was declared effective and the Company immediately embarked on the process to spin off the SpeechSwitch from iVoice.

         The Company reclassified certain amounts for the nine months ended September 30, 2004 to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2004


NOTE 2 - BUSINESS OPERATIONS

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

         As of September 30, 2005, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Basis of Presentation

         The accompanying financial statements up thru August 4, 2005, had been derived from the consolidated financial statements and accounting records of iVoice, Inc., a publicly traded company, using the historical results of operations and historical basis of assets and liabilities of the Company's speech recognition software business. Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company's results of operations, financial position, and cash flows in the future or what its results of operations, financial position and cash flows would have had the Company been a stand-alone company during the periods presented.

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

     d)  Revenue Recognition

         The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

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

     h)  Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     i)  Organization Costs

         Organization costs consist primarily of professional and filing fees relating to the formation of the Company. These costs have been expensed.

     j)  Intangible Assets

         In May and in December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment. In doing so, management has determined there has been no impairment of the intangible assets at September 30, 2005.

     k)  (Loss) Per Share

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

                                          For the nine months ended         For the three months ended
                                       -------------------------------   -------------------------------
                                        September 30,    September 30,    September 30,    September 30,
                                            2005             2004             2005             2004
                                       --------------   --------------   --------------   --------------
Pro Forma Basis and diluted purposes       10,013,984       10,013,984       10,013,984       10,013,984


     l)  Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities, As of September 30, 2005, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

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

         In December, 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Post retirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. This currently has no effect on the Company.

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

         On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


NOTE 5 - INTANGIBLE ASSETS

         Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. The asset is reflected at its original cost net of accumulated amortization of $10,800, from the date acquired by iVoice. Another patent was purchased on August 26, 2005 which is included in this amount. The assets are being amortized over a 5 year period.

         In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company has determined that we found no impairment of goodwill or other indefinite-lived intangible assets was necessary at September 30, 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2004, iVoice allocated operating costs of $ 612,000 to SpeechSwitch. These allocations are reflected in the selling, general and administrative, cost of revenue and research and development line items in our statements of operations. The general corporate expense allocation is primarily for cash management, selling expense, legal, accounting, tax, insurance, public relations, advertising, transfer agents, and human resources. Other general categories of operating expense, as well as other income and expense, have been allocated to SpeechSwitch by iVoice based upon a ratio of revenue of SpeechSwitch over total iVoice revenue for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if SpeechSwitch had performed these functions as a stand-alone company.

         In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.


NOTE 7 - INCOME TAXES

         The reconciliation of the effective income tax rate to the Federal Statutory rate is as follows:

         Federal Income Tax Rate ..................................  (34.0)%
         Deferred Tax charge (Credit) .............................    0.0 %
         Effect on Valuation Allowance ............................   38.1 %
         State Income Tax, Net of Federal Benefits ................   (4.1)%
         Effective Income Tax Rate ................................    0.0 %

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

         The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest.

         As of November 8, 2004, the Company entered into a one-year employment contract with Bruce R. Knef as President, Chief Executive Officer and Principal Financial Officer. The Company will pay Mr. Knef a base salary of $85,000 during the term. Mr. Knef can earn bonuses based on the Company achieving certain levels of sales and profitability and will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

         The Company entered into a five-year employment agreement with Jerome Mahoney, its non- executive Chairman of the Board of Directors, effective August 3, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.

         Mr. Mahoney has agreed to accept some of his compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides, in its sole discretion, that the Company does not have the financial resources to pay him in cash. The number of Class B Common Stock shares to be issued Mr. Mahoney shall be equal to one share of Class B Common Stock for every dollar of compensation due and owing the Executive. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

         In conjunction with the Spin-off, SpeechSwitch has entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

         On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period. The shares issuable under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement.


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

     a)  Class A Common Stock

         As of September 30, 2005, there were 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 100 shares issued and outstanding. On August 4, 2005, the Company effected a 100,500-for-one forward stock split of the Class A Common Stock increasing the issued and outstanding shares to

10,013,984. The number of outstanding and issued Class A Common Stock shares was retroactively adjusted to reflect the aforementioned forward stock split that occurred on "August 4, 2004.

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

     b)  Class B Common Stock

         As of September 30, 2005, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2005, no shares were issued or outstanding.

     c)  Class C Common Stock

         As of September 30, 2005, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2005, no shares were issued or outstanding.

     d)  Preferred Stock

         SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of September 30, 2005, SpeechSwitch has not issued any shares of Preferred Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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



OVERVIEW AND PLAN OF OPERATION

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

         The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, SpeechSwitch's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, SpeechSwitch has developed and maintains its own credit and banking relationships and performs its own financial and investor relations functions. SpeechSwitch may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

         SpeechSwitch has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA"). However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by SpeechSwitch, including the registration of shares to be sold to Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. [See "Liquidity and Capital Resources"] If SpeechSwitch cannot fund its working capital needs under the SEDA with Cornell Capital Partners, we will be unable to obtain sufficient capital resources to operate our business, and have no other current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

SEPARATION FROM IVOICE

         SpeechSwitch was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly owned subsidiary of iVoice. SpeechSwitch had no material assets or activities until the contribution of the speech recognition software business from iVoice. Pursuant to the Spin-off, SpeechSwitch is now an independent public company, with iVoice having no continuing ownership interest in SpeechSwitch.

         On November 11, 2004, SpeechSwitch received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation. These agreements, contracts, understandings and other instruments consisted of the documentation relating to the issuance of the secured convertible debentures and the equity line of credit, the employment agreements with Messrs. Mahoney and Knef and the administrative services agreement. Since this assignment, iVoice Technology 3 has no operating business, assets or known liabilities, and is currently in the process of being dissolved. When we refer to or describe any agreement, contract or other written instrument of SpeechSwitch, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 and assigned to SpeechSwitch.

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

         As of August 5, 2005, iVoice assigned, contributed and conveyed to SpeechSwitch corporate assets, liabilities and expenses related to the speech recognition software business, including the speech recognition software and all intellectual property of iVoice relating to the speech recognition software business and the assignment of iVoice's existing agreements and arrangements with dealers and resellers. This assignment, contribution and conveyance of assets, liabilities and expenses was based on an estimate of the proportion of such amounts allocable to SpeechSwitch, utilizing such factors as total revenues, employee headcount and other relevant factors. SpeechSwitch believes that these allocations have been made on a reasonable basis. SpeechSwitch believes that all costs allocated to SpeechSwitch are a reasonable representation of the costs that SpeechSwitch would have incurred if SpeechSwitch had performed these functions as a stand-alone company.

         In conjunction with the separation of the speech recognition software business from iVoice, SpeechSwitch entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to SpeechSwitch following the Spin-off. This agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. Following termination of the administrative services agreement, we expect that SpeechSwitch will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and SpeechSwitch, except that SpeechSwitch will continue to sub-lease space from iVoice. Our shares of Class A Common Stock were distributed to iVoice's stockholders on or about August 12, 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products. Total revenues for the three months ended September 30, 2005 and September 30, 2004 were $ 35,037 and $ 20,398, respectively. The speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available by iVoice for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources.

         Gross margin for the three months ended September 30, 2005 and September 30, 2004 was $ 17,112 (48.8%) and $ 13,855 ( 67.9%), respectively. The decrease in gross margin percentage is a result of a change in the hardware and software mix being sold. In the three months ended September 30, 2005, SpeechSwitch provided a greater mix of hardware for turnkey systems, which has a lower gross margin percentage than the sales of software products and maintenance contracts. The overall increase in gross margin is primarily due to the slightly higher sales.

         Total operating expenses increased to $ 301,963 for the three months ended September 30, 2005 from $ 93,320 for the three months ended September 30, 2004, an increase of $ 208,643 or 223.6 %. This increase in the current three months is primarily attributable to the accrual of various legal and professional fees.

         The loss from continuing operations before other income (expense) for the three months ended September 30, 2005 was $ 284,851 compared to a loss of $ 79,465 for the three months ended September 30, 2004, an increase in the loss of $ 205,386. As discussed above, this increase in the loss was primarily attributable to various legal and professional fees incurred during the period.

         Total other income (expense) for the three months ended September 30, 2005 were $ (53,769), as compared to $ 7,147 for the three months ended September 30, 2004, a decrease of $ 60,916. During the three months ending September 30, 2005, SpeechSwitch recorded $ 56,171 of interest expense and $ 2,402 of interest income. In the three months ending September 30, 2004, iVoice, Inc. allocated $ 6,793 for financing costs, $ 10,347 for interest expenses and $ 24,287 for other income to SpeechSwitch. The allocated finance costs were for stock issued and fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

         Net loss for the three months ended September 30, 2005 was $ 338,620 as compared to a loss of $ 72,318 for the three months ended September 30, 2004. The increase in net loss of $ 266,302 was the result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

         All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products. Total revenues for the nine months ended September 30, 2005 and September 30, 2004 were $ 81,029 and $ 79,305, respectively. The speech recognition software business has only operated as a division of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available by iVoice for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources.

         Gross margin for the nine months ended September 30, 2005 and September 30, 2004 was $ 42,375 (52.3%) and $ 49,012 (61.8%), respectively. The decrease in gross margin percentage is a result of a change in the hardware and software mix being sold. In the nine months ending September 30, 2005, SpeechSwitch provided a greater mix of hardware for turnkey systems, which has a lower gross margin percentage than the sales of software products and maintenance contracts.

         Total operating expenses increased to $ 571,639 for the nine months ended September 30, 2005 from $ 327,336 for the nine months ended September 30, 2004, an increase of $ 244,303, or 74.6 %. This increase in the current nine months is primarily attributable to various legal and professional fees and the hiring of the full-time president and part-time Board member in the 4th quarter of 2004. In addition, this increase was partially offset by reductions in amortization expenses.

         As of September 30, 2005, SpeechSwitch had three full-time employees and one part-time employee.

         The loss from continuing operations before other income (expense) for the nine months ended September 30, 2005 was $ 529,264 compared to a loss of $ 278,324 for the nine months ended September 30, 2004, an increase in the loss of $ 250,940. As discussed above, this increase in the loss was attributable to lower sales, legal and professional fees and new hires.

         Total other income (expense) for the nine months ended September 30, 2005 were $ (94,228), as compared to $ (369,635) for the nine months ended September 30, 2004, a decrease of $ 275,407. During the nine months ended September 30, 2005, SpeechSwitch recorded $ 79,658 of interest expense, $ 20,000 financing costs on the issuance of $200,000 of secured convertible debentures, and $ 5,430 of interest income. In the nine months ending September 30, 2004, iVoice, Inc. allocated $ 406,149 for financing costs, $ 15,180 for interest expenses and $ 51,694 for other income to SpeechSwitch. The allocated finance costs were for stock issued and fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

     Net loss for the nine months ending September 30, 2005 was $ 623,492 as compared to a loss of $647,959 for the nine months ending September 30, 2004. The decrease in net loss of $ 24,467 was the result of the factors discussed above.

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

         On August 12 and November 19, 2004, SpeechSwitch issued an aggregate of $800,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, SpeechSwitch's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount with an additional loan of $200,000 bringing the promissory note to an aggregate principal of $1 million. These promissory notes accrue interest at rate of 12% per annum, but are not convertible into any equity security of SpeechSwitch. In connection with the issuances of the secured convertible debentures, SpeechSwitch paid a fee to Cornell equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, SpeechSwitch received a credit for fees that would otherwise have been payable upon the issuance of the $800,000 in replacement notes. SpeechSwitch paid Cornell Capital Partners a fee of $20,000 in connection with its $200,000 additional borrowing. The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice has also guaranteed the payment of all amounts payable by SpeechSwitch pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

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

         Except for these two financing agreements, the Company has no other significant sources of working capital or cash commitments. Accordingly, no assurance can be given that SpeechSwitch will raise sufficient funds from such financing arrangements, or that SpeechSwitch will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of SpeechSwitch's financing is dependent upon.

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

         During the nine months ended September 30, 2005, the Company had a net decrease in cash of $ 113,163. The Company's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. The Company used $ 300,979 in cash for operating activities in the nine months ended September 30, 2005. This was primarily the result of the cash used to fund the loss from current operating activities.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2005 provided a total of $ 187,816 in cash. This consisted of net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners.


FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

         Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

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



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS

         31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SpeechSwitch, Inc



By: /s/ Bruce R. Knef                                   Date:  November 10, 2005
    -------------------------                           ------------------------
Bruce R. Knef, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS
                                -----------------



         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002