Form 10KSB
period 2005-12-31
SpeechSwitch, Inc.
filed 2006-04-04
CIK 1307989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-130475



                               SPEECHSWITCH, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                NEW JERSEY                                   20-1862816
     -------------------------------                      ----------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


       750 HIGHWAY 34, MATAWAN, NJ                              07747
 ----------------------------------------                    ----------
 (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number    (732) 441-7700
                            ----------------



         Securities registered under Section 12(b) of the Exchange Act:
                                      None.

         Securities registered under Section 12(g) of the Exchange Act:
                     Class A Common, no par value per share


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [X] Yes   [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

================================================================================

Issuer's revenues for its most recent fiscal year. $143,684

As of March 20, 2006, the Registrant had 13,142,760 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $3,434,313.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]




PART I

Item 1.  Description of business
Item 2.  Description of property
Item 3.  Legal proceedings
Item 4.  Submission of matters to a vote of security holders


PART II

Item 5.  Market for common equity and related stockholder matters.
Item 6.  Management's discussion and analysis or plan of operations.
Item 7.  Financial statements
Item 8A. Controls & Procedures
Item 8B. Other Information


PART III

Item 9. Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act
Item 10. Executive compensation.
Item 11. Security ownership of certain beneficial owners and management
Item 12. Certain relationships and related transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

SpeechSwitch, Inc. ("SpeechSwitch" or the "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation ("iVoice Technology 3") a previously wholly owned subsidiary of iVoice. When we refer to or describe any agreement, contract or other obligation of the Company in this Report , we may also be referring to an agreement, contract or other obligation assigned to the Company by the assignor, iVoice Technology 3.

In September 2004, the Board of Directors of iVoice, Inc., the former parent of the Company, resolved to pursue the separation of iVoice's software business into three publicly owned companies. SpeechSwitch was formed to continue to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition.

The Spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt (the "Spin-off") to SpeechSwitch . The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

In conjunction with the Spin-off, SpeechSwitch entered into a temporary administrative service agreement with iVoice. This agreement will continue on a month-to-month basis until SpeechSwitch is able to replace any or all of the services currently being provided by iVoice

On August 5, 2005, SpeechSwitch assumed $190,000 in accrued liabilities and related party debt incurred by iVoice. The debt assumed is convertible into SpeechSwitch Class B Common Stock at the option of the holder as later described in these notes.

On August 4, 2005, the registration statement filed by the Company to effectuate the Spin-off was declared effective by the U.S. Securities and Exchange Commission (the "SEC") and the Spin-off was thereafter completed on August 5, 2005.

The Company reclassified certain entries for the year ended December 31, 2004 to conform to the presentation for the fiscal year ended December 31, 2005. The reclassifications have no effect on net income for the year ended December 31, 2004.

Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700. Our common stock is quoted on the NASD OTC Bulletin Board under the trading symbol "SSWC".

OUR BUSINESS

We develop, market and license the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company's software. Our products are designed to be "people oriented", with features that can be readily used with out special training and manuals. Our product line of Speech SDK, incorporate this philosophy. SpeechSwitch markets, promotes and sells its speech-enabled products primarily through telephony reseller channels. The Company also sell direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices.

PRODUCTS AND SERVICES

Our products use standard open-architecture PC platforms and Microsoft Windows 2000 operating systems, thereby facilitating the rapid adoption of new PC-based technologies while reducing overall product costs. We concentrate our product development efforts on software rather than hardware because we believe that the most efficient way to create product value is to emphasize software solutions that meet customers' needs. We have recently adapted our applications to integrate with different manufacturer telephone switches through the use of Telephony Application Program Interface or "TAPI". The use of TAPI, allows iVoice to integrate our applications into different telephone manufacturers Private Branch Exchange systems or "PBX's", eliminating the need for costly additional external hardware. We have traditionally used standard PC-related hardware components in our products, in part, to limit our need to manufacture components. Our manufacturing operations consist only of the installation of our proprietary software and, if required, a voiceboard, into a fully assembled PC system which we obtain from several different vendors. The Company obtains system components such as PCs, circuit boards, application cards, faxboards, and voiceboards from various suppliers.

Our flagship product is our Speech-enabled Auto Attendant product. The Auto Attendant engages callers in a natural language dialog and is ready to transfer a caller to an extension for the party the caller is trying to reach at any time. Callers can interrupt the Auto Attendant at any time by barging in on the prompts and simply saying the name of the person or department they wish to speak to.

We have met interoperability standards with several leading PBX manufacturers for Auto Attendant. To date, rigorous testing and compatibility studies have developed into co-marketing arrangements with Avaya for its Partner, Magic and IP Office Platforms, 3Com, for its NBX(R) platform, Artisoft for its TeleVantage(R) Communication server, and AltiGen's AltiServ(R) for its phone systems. These recent platform integrations add to several others previously completed, including a Siemens Ready(TM) certification, NEC Fusion Strategic Alliance, Toshiba Stratus, and Sprint North Supply.

Through these co-marketing arrangements and strategic alliances, we will attempt to capture significant market share in the business communication solution market by expanding distribution through these manufacturers' authorized reseller networks. To date, no significant revenues have been generated as a result of any such co-marketing arrangements or alliances.

Our Name Dialer product is an automatic phone dialing system. The system imports the necessary contact information for dialing (names and phone numbers) from a variety of sources including, but not limited to, Microsoft Outlook, ACT, and Gold Mine. The imported names are then transcribed, through software, into a set of phonemes that are used for voice recognition. When the end user picks up the handset, the call is automatically transferred through the PBX, to the Name Dialer application running on a server machine. The user simply says the name of the person (whose name came from the contact list) and the Name Dialer places the call.

Our Speech SDK product is a unique tool for software application developers which provides the ability to convert common command and control functions to speech commands. The SDK allows software developers to write applications that can treat a user's voice as an input device, such as mouse, keyboard, or joystick. In addition to telephony applications, the SDK can be used to incorporate speech recognition into games, handheld devices and even household appliances.

The following is a list of Speech-enabled applications, which the Company has developed, and are available for sale:

Speech Enabled Auto Attendant. Any business can improve customer service and streamline the call handling process by allowing callers to reach their intended party by simply saying the appropriate name. Our speech recognition system is extremely accurate and reliable. The Speech Enabled Auto Attendant can significantly reduce or eliminate cumbersome dial by name or extension number menus and can be implemented without duplicating an organizations existing voicemail application.

iVoice Name Dialer is an automatic phone dialing system. The system imports the necessary contact information for dialing (names and phone numbers) from a variety of sources including, but not limited to, Microsoft Outlook, ACT, and Gold Mine. The imported names are then transcribed, through software, into a set of phonemes that are used for voice recognition. When the end user picks up the handset, the call is automatically transferred through the PBX, to the Name Dialer application running on a server machine. The user simply says the name of the person (whose name came from the contact list) and the Name Dialer places the call.

iVoice Speech Directory allows employees to pick up their phone, say the name of a co-worker they wish to speak to, and the Speech Directory will transfer the call. Just by speaking the person's name, the Speech Directory can also return an internal pager number, cell numbers and email listings through a voice activated telephony directory.

iVoice Speech Software Developers Kit (SDK) iVoice Speech SDK is a unique tool for software application developers which provides the ability to convert common command and control functions to speech commands. The SDK allows software developers to write applications that can treat a user's voice as an input device, such as mouse, keyboard, or joystick. In addition to telephony applications, the SDK can be used to incorporate speech recognition into games, handheld devices and even household appliances.

MARKETING AND DISTRIBUTION

SpeechSwitch markets, promotes and sells its speech-enabled products through telephony reseller channels, telephone equipment manufacturer distributor networks as well as directly to end users. Management believes it can leverage those resellers' existing customer bases and obtain a wider distribution network for its products through already established channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices SpeechSwitch has focused its efforts on developing its dealer and reseller channels. Management believes it can leverage already existing telephone equipment manufacturer reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. We estimate that each major telephony equipment manufacturer has an estimated 150-600 authorized dealers and resellers throughout North America. The introduction of an entirely TAPI (Telephone Application Program Interface) based Speech Enabled Auto Attendant and Name Dialer, allows integration into different PBX systems (telephone switches) without the need for additional hardware devices making for a more economical installation. Although concentration on resellers is the predominate and preferred sales channel, the Company also sells directly to end-users via its direct sales force providing management with information on market trends and changing customer needs. The direct channel also provides an avenue more suitable for SpeechSwitch applications that often require customized development, which is usually difficult to provide through the reseller network.

Our marketing strategy emphasizes our user-friendly PC-based processing applications that offer integrated access to a broad range of communication mediums with other people and information sources. Our strategy is built around the following basic elements:

EMPHASIZE SOFTWARE, NOT HARDWARE. We concentrate our development efforts on software that meets our clients' needs rather than on designing or modifying hardware. This allows us to create the most value from our products and results in significantly higher profit margins than systems and applications that require expensive hardware components.

USE OF STANDARD, MICROSOFT WINDOWS-BASED ARCHITECTURE, OPEN SYSTEMS AND HARDWARE. Our products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, we can quickly adapt to new PC-based technologies, leveraging the substantial investments made by third parties in developing these new technologies for the PC environment. In addition, using readily available hardware components and software minimizes our manufacturing activity and thereby reduces the overall cost of our products.

FOCUS ON SMALL TO MEDIUM SIZED BUSINESSES AND CORPORATE DEPARTMENT. Our products are designed for use by small to medium sized businesses and corporate departments utilizing telephones in a wide range of markets, including manufacturing, retail, service, healthcare, and government. Our products offer features offered by large proprietary call processing systems, but at a more affordable price.

DEVELOP USER-FRIENDLY PRODUCTS. We aim to make our products as easy as possible to install, maintain, and use. We accomplish this by incorporating product features that can be used without special training or manuals. Our products use a familiar graphical user interface that makes system administration and maintenance possible for almost any common PC user.

MINIMIZE DISTRIBUTION OVERHEAD. We are able to achieve broad market coverage in the U.S. via a nationwide network of independent telephone system dealers, and original-equipment-manufacturers, or "OEMs." This structure both minimizes our selling overhead and maximizes our product exposure, and allows us to focus our resources on product development.

NEW PRODUCTS

We are currently engaged in future research and development to add features and upgrades to versions of the speech recognition software or other products. These features and upgrades include word spotting and refinement of our phonetic dictionary.

SpeechSwitch considers its current products to be competitive with products offered by others in its industry segment. It does not foresee spending any significant capital on new product development in the foreseeable future.

COMPETITION

A number of companies have developed, or are expected to develop, products that compete with our products. Our competitors include IBM, Microsoft, Philips Electronics, Intervoice, and Nuance. Our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets and competition may intensify and future competition may harm our business.

We believe that the principal competitive factors affecting our market include the breadth and depth of solutions, product quality and performance, core technology, product scalability and reliability, product features, customer service, the ability to implement solutions, the value of a given solution, the creation of a base of referenceable customers and the strength and breadth of reseller and channel relationships. Although we believe that our solutions currently compete favorably with respect to these factors, particularly with respect to product quality and performance, no assurance can be given that our competitors will not develop new technologies or enhancements to their existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

No assurance can be given that our competitors will not develop new technologies or enhancements to their existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers. The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. The Company is not subject to environmental protection regulations during the foreseeable future. The Company has spent nothing on research and development in the last three fiscal years. None of the Company's present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

SUPPLIERS

Our suppliers include Dialogic Corporation (an Intel company) that distributes through a network of resellers for voiceboards, and Hewlett-Packard, Dell and P.C. Mall for computer hardware components. Since our products are based and run on standard PC architecture and as result of iVoice's recent integration with TAPI, we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications.

CUSTOMERS

Direct customers are comprised of businesses, organization and corporate departments that use telephones as a principal means of communications. Specifically, the end users of our products seek to automate the call process for incoming callers in order to improve customer service and increase productivity. The SpeechSwitch products seek to fulfill these customer needs. Customers who seek to automate the call process for outbound calling are primary targets for the SpeechSwitch product line.

Wholesale customers include value added resellers and distributors of telephony equipment throughout North America.

We do not rely on any one specific customer for any significant portion of our revenue base.

We generally require customers to pay 50% down on any turnkey applications purchased, with the balance due when installation has been completed. Software only sales require cash-on-delivery or prepayment before shipping except for dealers and resellers, which subject to credit approval are given 30 day payment terms. We accept checks or Visa/MasterCard.

Approximately 70% of our revenues are derived from customers located in the northeast U.S. The remaining 30% are from customers located elsewhere in the continental U.S.

U.S. PATENTS AND TRADEMARKS

Intellectual Property Rights

We regard some features of our speech recognition software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology. We will seek to use copyright, trademarks, trade secret laws, confidentiality agreements and other measures if necessary to establish and protect our rights in our proprietary technology. We have not filed any provisional patent applications with respect to some of our application and intellectual property rights. We are currently reviewing our technologies and processes with our patent attorneys to determine if it is possible to obtain any patents or statutory copyrights on any of our proprietary technology, which we believe to be material to our future success. If we were to file for any patent or copyright protection, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology before any patent or copyright protection is awarded to us. Any provisional patent application requires that we file one or more non-provisional patent applications within 12 months from the date of filing to specify the claims asserted for patent protection. Furthermore, there can be no assurance that any confidentiality agreements between our employees and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

There can be no assurance that we will not become the subject of claims of infringement with respect to intellectual property rights associated with our products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time consuming and could result in costly litigation or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims.

GOVERNMENT REGULATION

We are subject to licensing and regulation by a number of authorities in their respective state or municipality. These may include health, safety, and fire regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and overtime.

We are not subject to any necessary government approval or license requirement in order to market, distribute or sell our principal or related products other than ordinary federal, state, and local laws, which governs the conduct of business in general. We are unaware of any pending or probable government regulations that would have any material impact on the conduct of business.

RESEARCH AND DEVELOPMENT

Our research and development efforts focus on enhancing our existing product line and the development of new products that integrate with our existing products. We continually seek to improve our core speech recognition technology through ease of use, broader application and increased accuracy. We employ qualified technical personnel to strengthen our product line.

For the year ending December 31, 2005, research and development expenditures consisted of $46,685 in salaries and wages to technical staff and $0 in technical hardware supplies, software tool-kits and technical publications. For the year ending December 31, 2004, research and development expenditures consisted of

$23,663 in salaries and wages to technical staff and $2,298 in technical hardware supplies, software tool-kits and technical publications.

LICENSES

We have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers.

EMPLOYEES

As of December 31, 2005, we had three full-time employees and one part-time employee. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

WE HAVE A LIMITED OPERATING HISTORY.

We did not begin our voice-recognition business until December 1997. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects.

WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE.

We have historically lost money. For the years ended December 31, 2005 and 2004, we had net losses of $767,540 and $867,050, respectively, and net losses of $0.08 and $0.09 per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

     o   the timing of sales of our products and services;

     o the timing of product implementation, particularly large design projects;

     o   unexpected delays in introducing new products and services;

     o increased expenses, whether related to sales and marketing, product development, or administration;

     o deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;

     o   the mix of product license and services revenue; and

     o   costs related to possible acquisitions of technology or businesses.

WE MAY FAIL TO DEVELOP NEW PRODUCTS, OR MAY INCUR UNEXPECTED EXPENSES OR DELAYS.

Although we currently have fully developed products available for sale, we are also developing various new technologies, products and product features and will rely on them to remain competitive. Due to the risks inherent in developing new products and technologies--limited financing, competition, obsolescence, loss of key personnel, and other factors--we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

IF WE CANNOT RAISE ADDITIONAL CAPITAL TO FINANCE FUTURE OPERATIONS, WE MAY NEED TO CURTAIL OUR OPERATIONS IN THE FUTURE.

We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sales of securities from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. While we have recently raised sufficient working capital to fund our operations for at least the next 24 months, we will need to raise additional capital to fund our future operations.

BECAUSE OUR VOICE-RECOGNITION BUSINESS IS STILL EVOLVING, WE MAY EXPERIENCE DIFFICULTIES THAT COULD PREVENT US FROM BECOMING PROFITABLE.

Because voice-recognition products are still evolving, we may experience the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These difficulties include the following:

     o substantial delays and expenses related to testing and developing of our new products;

     o marketing and distribution problems encountered in connection with our new and existing products and technologies;

     o   competition from larger and more established companies;

     o   delays in reaching our marketing goals;

     o difficulty in recruiting qualified employees for management and other positions;

     o   lack of sufficient customers, revenues and cash flow; and

     o   limited financial resources.

We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our business will suffer and our stock price could decline.

IF OUR TECHNOLOGIES AND PRODUCTS CONTAIN DEFECTS OR OTHERWISE DO NOT WORK AS EXPECTED, WE MAY INCUR SIGNIFICANT EXPENSES IN ATTEMPTING TO CORRECT THESE DEFECTS OR IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

Voice-recognition products are not currently accurate in every instance, and may never be. Furthermore, we could inadvertently release products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages. Our payment of any such expenses or damages could prevent us from becoming profitable.

OUR SUCCESS IS HIGHLY DEPENDENT UPON OUR ABILITY TO COMPETE AGAINST COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE HAVE.

The call-processing and voice-recognition industries are highly competitive, and we believe that this competition will intensify. The segment of the voice-recognition industry that supplies call-processing systems to businesses is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger client bases than we do. Our competitors could use these resources to develop products that are more effective or less costly than any or all of our products or that could render any or all of our products obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products. Industry analysts recognize Nuance Communications, Inc. and SpeechWorks International, Inc., a wholly-owned subsidiary of ScanSoft, Inc., as the market leaders in our industry. Nuance sells software to a broad range of companies directly and through a channel of resellers. Nuance's five largest resellers, based on revenue in 2002, were Nortel Networks, Edify (a subsidiary of S1 Corporation), Motorola, Syntellect and Avaya. Speechworks' clients include, among others, America Online, Amtrak, AT&T, Aetna, Bell Canada, Continental Airlines, Ford Motor Company, France Telecom, GMAC Commercial Mortgage, Jaguar Cars, Microsoft, Neiman Marcus, Nortel Networks, Quantas Airlines, The Boeing Company, The Hartford Insurance, Thrifty Car Rental, Ticketmaster, United Airlines, U.S. Postal Service, Wachovia/First Union Corporation, Yahoo.

PROTECTING OUR INTELLECTUAL PROPERTY IN OUR TECHNOLOGY THROUGH PATENTS MAY BE COSTLY AND INEFFECTIVE AND IF WE ARE NOT ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND WE MAY NOT BE PROFITABLE.

Our future success depends in part on our ability to protect the intellectual property for our technology by obtaining patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets.

The protection provided by our patents, and patent applications if issued, may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or if we attempt to enforce them, may not be upheld by the courts of any jurisdiction. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods of dialysis of which we are not aware and additional patents relating to methods of dialysis may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to us, and may require the diversion of substantial financial, managerial and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development product sales or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and the claims of these patents are ultimately determined to be valid, we may be required to obtain licenses under patents of others in order to develop, manufacture use, import and/or sell our products. We may not be able to obtain licenses under any of these patents on terms acceptable to us, if at all.

If we do not obtain these licenses, we could encounter delays in, or be prevented entirely from using, importing, developing, manufacturing, offering or selling any products or practicing any methods, or delivering any services requiring such licenses.

IF WE ARE NOT ABLE TO PROTECT OUR TRADE SECRETS THROUGH ENFORCEMENT OF OUR CONFIDENTIALITY AND NON-COMPETITION AGREEMENTS, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND WE MAY NOT BE PROFITABLE.

We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets.

If the employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

WE MAY UNINTENTIONALLY INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS.

Many lawsuits currently are being brought in the software industry alleging violation of intellectual property rights. In addition, a large number of patents have been awarded in the voice-recognition and call processing area.

Although we do not believe that we are infringing on any patent rights, patent holders may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling our products or services. In addition, we may also be forced to enter into costly and burdensome royalty and licensing agreements.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECOME OBSOLETE.

We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

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

WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF OUR PRODUCTS WHICH COULD REDUCE PROFIT MARGINS.

Price competition is often intense in the software market, especially for computerized telephony software products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

                                 OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our Class A common stock in short time periods, or possibly at all. Our Class A common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

OUR CLASS A COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     o   With a price of less than $5.00 per share

     o   That are not traded on a "recognized" national exchange;

     o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

     o Issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of December 31, 2005, approximately 701,296 shares of our Class A common stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2005, we had all of our remaining authorized shares, approximately 9,989,284,720 shares of Class A common stock, reserved for possible future issuance.

REPORTS TO SECURITY HOLDERS

The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, files reports on Form 8-K.

The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We currently co-occupy the same space as iVoice and are subleasing from iVoice some of the office space located at 750 Highway 34, Matawan, New Jersey. The rent payment for the sublease is currently included in the administrative services agreement. We intend to continue subleasing such space pursuant to the administrative services agreement and anticipate no relocation of our offices in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended December 31, 2005, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Class A common stock, no par value, is quoted on the NASD OTC Bulletin Board under the symbol "SSWC." The following table shows the high and low closing prices for the periods indicated.

                                         High               Low
                                         ----               ---
           2005

           Third Quarter                $0.080            $0.010
           Fourth Quarter               $0.040            $0.023

HOLDERS OF COMMON EQUITY.

As of December 31, 2005, the number of record holders of our common shares was approximately 728.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

DESCRIPTION OF SECURITIES

Pursuant to our certificate of incorporation, we are authorized to issue up to:
1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share, and 20,000,000 shares of Class C common stock, par value $.01 per share. Below is a description of the Company's outstanding securities, including Class A common stock, Class B common stock, Class C common stock, options, warrants and debt.

PREFERRED STOCK

The Board of Directors expressly is authorized, subject to limitations prescribed by the New Jersey Business Corporations Act and the provisions of this Certificate of Incorporation, to provide, by resolution and by filing an amendment to the Certificate of Incorporation pursuant to the New Jersey Business Corporations Act, for the issuance from time to time of the shares of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following:

     a) the number of shares constituting that series and the distinctive designation of that series;

     b) the dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

     c) whether that series shall have voting rights, in addition to voting rights provided by law, and, if so, the terms of such voting rights;

     d) whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provisions for adjustment of the conversion rate in such events as the Board of Directors shall determine;

     e) whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

     f) whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

     g) the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

     h) any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Preferred Stock of each series shall be entitled to receive only such amount or amounts as shall have been fixed by the certificate of designations or by the resolution or resolutions of the Board of Directors providing for the issuance of such series.

CLASS A COMMON STOCK

Each holder of our Class A common stock is entitled to one vote for each share held of record. Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive our net assets pro rata. Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

As of December 31, 2005, we had 10,715,280 shares of Class A common stock issued and 10,715,280 shares of Class A common stock outstanding.

CLASS B COMMON STOCK

Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion rights have to Class A Common Stock. There are 50,000,000 shares of our Class B Common Stock authorized and 0 shares issued and outstanding. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Each holder of our Class C Common Stock is entitled to 1 vote for each 1,000 shares held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and 0 shares issued and outstanding. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

OPTIONS AND WARRANTS

During the year ended December 31, 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock.

The Company did not issue any stock options for the year ended December 31, 2005 and 2004.

DEBT

In order to provide necessary working capital for SpeechSwitch in August 2004, the Company entered into a subscription agreement with certain purchasers to issue $800,000 in convertible debentures, with interest payable at 5.0% per annum with an option to issue an additional $200,000 of secured Convertible Debentures based on the effectiveness of the registration statement. On February 28, 2005, convertible notes equal in principal to $1,000,000 were terminated and replaced with secured promissory notes of the same value.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.

Prior to August 5, 2005, the Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, and reflected significant assumptions and allocations. These financial statements do not necessarily reflect the financial position, results of operations and cash flows of SpeechSwitch had it been a stand-alone entity.

SpeechSwitch seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide SpeechSwitch with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, SpeechSwitch's business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005. In connection with a reorganization of iVoice, iVoice assigned and conveyed to SpeechSwitch its speech recognition software business and related liabilities, including all intellectual property of iVoice relating to the speech recognition software business. The board and management of iVoice elected not to transfer any part of its working cash balance to SpeechSwitch. Based upon the current intention of SpeechSwitch not to conduct any research and development or hire additional employees and instead focus on the sale of the existing speech recognition technology, the board has determined that, on balance, SpeechSwitch has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that SpeechSwitch has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

The emerging nature of the speech recognition industry makes it difficult to assess the future growth of SpeechSwitch.

The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, SpeechSwitch's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Distribution, SpeechSwitch has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, SpeechSwitch may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

SpeechSwitch has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the SEDA. However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock, unless certain conditions are met by SpeechSwitch, including having the registration statement relating to the SEDA declared effective. See " Liquidity and Capital Resources." If SpeechSwitch cannot fund its working capital needs under the equity line of credit, we will be unable to obtain sufficient capital resources to operate our business since we have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect on our financial condition and our business.

Separation from iVoice

SpeechSwitch was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly owned subsidiary of iVoice. As a result of the Distribution, SpeechSwitch is now an independent public company, with iVoice having no continuing ownership interest in SpeechSwitch.

On November 11, 2004, SpeechSwitch received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc. These agreements, contracts, understandings and other instruments consisted of the documentation relating to the issuance of the secured convertible debentures and the equity line of credit, the employment agreements with Messrs. Mahoney and Knef and the administrative services agreement. Since this assignment, iVoice Technology 3 has no operating business, assets or known liabilities, and has been dissolved. When we refer to or describe any agreement, contract or other written instrument of SpeechSwitch in this Report, such references may be to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 and assigned to SpeechSwitch.

SpeechSwitch's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to SpeechSwitch by iVoice as part of the Distribution. The financial information included in this Report, however, is not necessarily indicative of what SpeechSwitch's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

SpeechSwitch operates the speech recognition software business. However, management is uncertain that sufficient cash to sustain its operations will be generated in the next twelve months, or beyond, by the sales activity of the speech recognition software business. SpeechSwitch intends to use a portion of the proceeds from any financing arrangements, on sales and marketing efforts for the speech recognition software business. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice's previous lack of sales and marketing efforts on the speech recognition software business,

SpeechSwitch's lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market.

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

In conjunction with the separation of the speech recognition software business from iVoice, SpeechSwitch entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to SpeechSwitch following the Distribution. This agreement will continue on a month to month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. See "Relationship Between iVoice and SpeechSwitch Following the Distribution" for a description of the administrative services agreement. Following termination of the administrative services agreement, we expect that SpeechSwitch will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and SpeechSwitch. SpeechSwitch has no current intention to terminate the administrative services agreement, seek replacement services or provide services for itself in the near future.

iVoice announced in November 2004 its intention to distribute its shares of our Class A Common Stock to its stockholders upon effectiveness of required Securities and Exchange Commission filings. Our shares of Class A Common Stock were distributed to iVoice's stockholders on or about August 12, 2005.

YEAR ENDED DECEMBER 31, 2005 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

All of our revenues reported were derived from the license of our speech recognition software products. Total revenues for the year ended December 31, 2005 and December 31, 2004 were $143,684 and $108,222, respectively. The speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available by iVoice for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the equity line of credit, SpeechSwitch will be able to devote more resources to operating the business. See " -- Liquidity and Capital Resources."

Gross margin for the year ended December 31, 2005 and December 31, 2004 was $94,456 (65.7%) and $70,784 (65.4%), respectively. The increase in gross margin % is a result of a change in the products and services mix being sold. In the year ending December 31, 2005, SpeechSwitch provided more consulting and maintenance services, which have higher gross margins than the sale of software products. The overall decrease in gross margin is due to lower sales.

Total operating expenses increased to $736,287 for the year ended December 31, 2005 from $480,817 for the year ended December 31, 2005, an increase of $255,470, or 53.1%. This increase in the current year is attributable to accrued professional and consulting fees in connection with financing the operation of the business and the anticipated registration of shares of SpeechSwitch. These increases were partially offset by reductions in research & development and amortization expenses.

As of December 31, 2005, SpeechSwitch had 3 full-time employees and 1 part-time employee.

The loss from operations for the year ended December 31, 2005 was $(641,831) compared to $(410,033) for the year ended December 31, 2004, an increase in the loss of $231,798. As discussed above, this increase in the loss was attributable to lower sales and accrued professional and consulting fees incurred in connection with financing the operation of the business and the anticipated registration of shares of SpeechSwitch.

Other income (expense) on the Statements of Operations for the year ended December 31, 2005 were $125,709 as compared to $457,017 for the year ended December 31, 2004, a decrease of $331,308. During the year ended December 31, 2005, SpeechSwitch recorded $125,373 of interest and financing costs. During the year ended December 31, 2004, SpeechSwitch recorded $514,157 of interest and financing costs. Of these costs, $406,150 was attributed to allocations from the parent for stock issued and fees paid to Cornell Capital for initial and additional financing arrangements during 2004 and $80,000 was paid to Cornell Capital for fees related to the issuance of $800,000 of secured convertible debentures. Accrued interest expense on the secured debentures was $10,027 in 2004. In future periods, SpeechSwitch will incur additional interest expense and additional fees related to the borrowings from the promissory notes owing to Cornell Capital Partners and, if the equity line of credit is consummated, the sale of shares to fund working capital needs. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debt.

Net loss for the year ended December 31, 2005 was $(767,540) as compared to $(867,050) for the year ended December 31, 2004. The decrease in the net loss of $99,510 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

To date, SpeechSwitch has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

If we satisfy necessary conditions under the Standby Equity Distribution Agreement discussed below, we intend to sell shares of our Class A Common Stock as soon as possible to generate capital necessary to sustain our operations. On August 12 and November 19, 2004, SpeechSwitch issued an aggregate of $800,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, SpeechSwitch's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $200,000, bringing the promissory note to an aggregate principal amount of $1,000,000, which note accrues interest at rate of 12% per annum, but is not convertible into any equity security of SpeechSwitch. The loans evidenced by the promissory note have not yet been repaid. In connection with the issuances of the secured convertible debentures, SpeechSwitch paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, SpeechSwitch received a credit for fees that would otherwise have been payable upon the issuance of the $800,000 in replacement notes. SpeechSwitch paid Cornell Capital a fee of $20,000 in connection with its $200,000 additional borrowing. SpeechSwitch's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice has also guaranteed the payment of all amounts payable by SpeechSwitch pursuant to the secured promissory note. This guaranty terminated on August 4, 2005.

On August 31, 2005, we entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, L.P., which was amended and restated on December 12, 2005. Pursuant to the SEDA, we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of Class A Common Stock for a total purchase price of $10.0 million. The maximum amount of each advance amount is $600,000 per advance notice. A minimum of five trading days must pass between each advance notice. Cornell Capital Partners, L.P. will purchase the shares of Class A Common Stock for a 5% discount to the prevailing market price of our common stock. In addition, Cornell Capital Partners will retain 6% of each advance under the SEDA, and Cornell Capital was paid a one-time commitment fee equal to 150,000 shares of SpeechSwitch Class A Common Stock. The obligation of Cornell Capital Partners to purchase shares under the SEDA terminates upon the suspension of the effectiveness of the registration statement for an aggregate of fifty trading days or the failure of SpeechSwitch to remedy a material breach of the SEDA within thirty days of receipt of notice. The initial closing under the SEDA and each subsequent closing of a purchase and sale of shares are conditioned upon the satisfaction of customary conditions.

However, Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by SpeechSwitch If SpeechSwitch cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business. Management believes that its going-forward expenses for the next twelve months will be approximately $466,000, which includes salaries for SpeechSwitch's officers and employees, and assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur liabilities, for the year ended December 31, 2005 of approximately $466,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

Except for the foregoing, the Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that SpeechSwitch will raise sufficient funds from such financing arrangements, or that SpeechSwitch will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of SpeechSwitch's financing is dependent upon.

On August 5, 2005, SpeechSwitch assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to SpeechSwitch assets having an aggregate book value of $10,000. SpeechSwitch believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. SpeechSwitch assumed from iVoice outstanding indebtedness in the amount of $190,000 payable to Jerome Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the speech recognition software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerome Mahoney to iVoice. Pursuant to the terms of the promissory note representing such obligation, SpeechSwitch, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by
(y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest.

During the year ended December 31, 2005, the Company had a net decrease in cash of $176,512. The Company's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. The Company used $376,287 in cash for operating activities in the year ended December 31, 2005. This was primarily the result of the cash used to fund the loss from current operating activities.

         CASH USED BY INVESTING ACTIVITIES. The Company used $225 in cash for operating activities in the year ended December 31, 2005. This was primarily the result of the cash used to fund the registration and protection of an intangible asset.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2005 provided a total of $200,000 in cash. This consisted of net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2005, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On December 12, 2005, we entered into an Amended and Restated Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP. ("Cornell Capital"). Pursuant to the SEDA, we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of Class A Common Stock for a total purchase price of $10.0 million. The maximum amount of each advance amount is $600,000 per advance notice. A minimum of five trading days must pass between each advance notice. Cornell Capital Partners, L.P. will purchase the shares of Class A Common Stock for a 5% discount to the prevailing market price of our common stock. In addition, Cornell Capital Partners will retain 6% of each advance under the SEDA, and Cornell Capital was paid a one-time commitment fee equal to 150,000 shares of SpeechSwitch Class A Common Stock. The obligation of Cornell Capital Partners to purchase shares under the SEDA terminates upon the suspension of the effectiveness of the registration statement for an aggregate of fifty trading days or the failure of SpeechSwitch to remedy a material breach of the SEDA within thirty days of receipt of notice.

UNREGISTERED SALES OF EQUITY SECURITIES.

On December 15, 2005, the Company issued Cornell Capital 150,000 shares of Class A common stock for commitment fees pursuant to the SEDA with Cornell Capital valued at $3,750.

On December 15, 2005, the Company issued to Monitor Capital Inc. 226,296 shares of Class A common stock for placement agent fees pursuant to the SEDA with Cornell Capital valued at $5,657.

On December 15, 2005, the Company issued to Yorkville Advisors Management, LLC 325,000 shares of Class A common stock for structuring fees pursuant to the SEDA with Cornell Capital valued at $8,125.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

SpeechSwitch's board of directors consists of two directors. Listed below is certain information concerning individuals who currently serve as directors and executive officers of SpeechSwitch. Mr. Mahoney is currently a director of iVoice and we anticipate that Mr. Mahoney will remain a director of both iVoice and SpeechSwitch.

                              Position with                            Director
    Name               Age    SpeechSwitch, Inc.                       since
    ----               ---    ------------------                       -----

Jerome R. Mahoney      45     Non-Executive Chairman of the Board       2004

Bruce R. Knef          51     Director, President,Chief Executive       2004
                              Officer and Chief Financial Officer

Jerome R. Mahoney. Mr. Mahoney has served as SpeechSwitch's Non-Executive Chairman of the Board of Directors of the Company since its inception. Mr. Mahoney is Chairman of the Audit Committee. He has been the President, Chief Executive Officer and a member of the Board of Directors of iVoice since May 21, 1999. Mr. Mahoney is also the Non-Executive Chairman of the Board of Trey Resources, Inc., Livingston, New Jersey and has been a member of its Board of Directors since January 1, 2003. He serves as Non-Executive Chairman of the Board of Deep Field Technologies, Inc., iVoice Technology, Inc., Matawan, New Jersey, and Deep Field Technologies, Inc., Matawan, New Jersey, and has held these positions since November 10, 2004. He has served as Non-Executive Chairman of the Board of Directors of MM2 Group, Inc., Matawan, New Jersey since October 19, 2005. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which iVoice merged on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

Bruce R. Knef. Mr. Knef has been SpeechSwitch's President, Chief Executive Officer and Chief Financial Officer and a member of the Board of Directors since November 2004 and serves on the Audit Committee. Since 2002, Mr. Knef has been

President of Knef Consulting, a New Jersey-based consulting firm providing advisory services to a variety of companies. From 2001 to 2002, Mr. Knef was Senior Vice President - Sales of Education World, a company that provided on-line educational materials to large companies. From 1996 to 2000, Mr. Knef was Executive Vice President of National Media Technologies, a company that provided outsourcing services to financial printers.

The two members of the Board of Directors do not receive additional remuneration for serving on the Board of Directors.

AUDIT COMMITTEE

During 2005, Jerome Mahoney and Bruce Knef served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Knef, with Mr. Mahoney serving as the Chairman of the Committee. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Due to the Company's limited operating history, it cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee did not meet in 2005. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2005. The Audit Committee has:

     o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C.,, the Company's independent accountants;
     o discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and
     o received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, for filing with the Securities and Exchange Commission.

                                 AUDIT COMMITTEE
                                 Jerome Mahoney, CHAIRMAN
                                 Bruce R. Knef

THE AUDIT COMMITTEE REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT ON FORM 10-KSB INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER THESE ACTS.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3,4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

CODE OF ETHICS

The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer and is attached to this Report as an exhibit. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters.


ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                          Other                    Securities
                                                                          Annual     Restricted    Underlying        All Other
Name and Position(s)             Year         Salary($)       Bonus    Compensation    Stock         Options       Compensation
--------------------             ----         ---------       -----    ------------    -----         -------       ------------
Jerome R. Mahoney (1)
   Non-Executive Chairman         2005       $86,133 (2)        $0          $0           $0            $0               $0
   of the Board                   2004         $21,250          $0          $0           $0            $0               $0
                                  2003           $0             $0          $0           $0            $0               $0

Bruce R. Knef  (3)                2005         $85,000          $0          $0           $0            $0           $6,290 (4)
   President, Chief               2004         $12,396          $0          $0           $0            $0               $0
   Executive Officer and          2003           $0             $0          $0           $0            $0               $0
   Chief Financial Officer

(1) Mr. Mahoney has been serving as our Non-Executive Chairman of the Board since August 3, 2004.
(2) $81,996.65 was accrued and unpaid in fiscal year 2005.
(3) Mr. Knef has been serving as our Chief Executive Officer, President and Chief Financial Officer since November 3, 2004.
(4) This amount represents commissions paid to Mr. Knef in connection with sales of the Company's products.

EMPLOYMENT CONTRACTS

Jerome R. Mahoney

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as SpeechSwitch's Non-Executive Chairman of the Board for a term of five years. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. At such time as the Company has annual sales equal to or in excess of $2 million, Mr. Mahoney's base annual compensation shall be automatically be increased to $145,000. SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney.

In the event Mr. Mahoney's employment agreement is terminated by SpeechSwitch for cause or due to Mr. Mahoney's disability or retirement, SpeechSwitch will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. Under his agreement, "cause" means (1) the willful and continued failure of Mr. Mahoney to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Mahoney by the Company's board of directors, (2) the willful engaging by Mr. Mahoney in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Mahoney of a felony, which is limited solely to a crime that relates to the business operations of the Company or that results in his being unable to substantially carry out his duties as set forth in the agreement, or (4) the commission of any act by Mr. Mahoney against the Company that may be construed as embezzlement, larceny, and/or grand larceny. However, Mr. Mahoney will not be deemed to have been terminated for cause unless the board of directors determines, by a vote of at least 75% of the members of the board of directors that Mr. Mahoney was guilty of conduct described in items (1), (2) or (4) above.

In the event Mr. Mahoney's employment agreement is terminated due to Mr. Mahoney's death, SpeechSwitch will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement. In the event Mr. Mahoney's employment agreement is terminated by SpeechSwitch within three years following a change in control, as defined in the employment agreement, or by Mr. Mahoney for good reason within three years following a change in control, Mr. Mahoney will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of the average amount of his gross income for services rendered to SpeechSwitch in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by SpeechSwitch). Under his employment agreement, "good reason" means, among other things, (1) any limitation on Mr. Mahoney's powers as Chairman of the Board, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement. The employment agreement restricts Mr. Mahoney from competing with SpeechSwitch during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Mahoney is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year.

On April 1, 2005, Mr. Mahoney's employment agreement was amended whereby Mr. Mahoney agreed to accept compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Executive in cash.

On May 25, 2005, Mr. Mahoney's employment agreement was amended whereby the language described above related to Mr. Mahoney's termination for cause was revised to require a vote of at least 75% of the disinterested directors, excluding Mr. Mahoney, to make a determination that he may be terminated for cause for the reasons set forth in the agreement.

On July 18, 2005, Mr. Mahoney's employment agreement was amended whereby the language described above related to Mr. Mahoney's agreement to accept Class B Common Stock in lieu of salary was clarified to specify that Mr. Mahoney shall receive one share of Class B Common Stock for each dollar of compensation due and owing Mr. Mahoney.

Bruce Knef

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004. Mr. Knef will serve as SpeechSwitch's President, Chief Executive Officer and Chief Financial Officer for a term of one year. As consideration, SpeechSwitch agreed to pay Mr. Knef a base salary of $85,000 during the term. In addition, SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch. If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company. If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000. However, if the Company's pre-tax profit margin for the year is less than 35%, Mr. Knef's aggregate bonus will be reduced by 35%.

In the event Mr. Knef's employment agreement is terminated due to his death or disability or by SpeechSwitch with or without cause, Mr. Knef will receive the portion of his salary earned up until the date of his termination. Under his agreement, "cause" means (1) any material breach of the agreement by Mr. Knef,
(2) Mr. Knef's failure to perform his duties under the employment agreement to the reasonable satisfaction of the board of directors, (3) any material act, or material failure to act, by Mr. Knef in bad faith and to the material detriment of the Company, (4) commission of a material act involving moral turpitude, dishonesty, unethical business conduct, or any other conduct which significantly impairs the reputation of the Company, its subsidiaries or affiliates or (5) the conviction of Mr. Knef of a felony. The employment agreement restricts Mr. Knef from competing with SpeechSwitch during the term of the agreement and for eighteen months after he is no longer employed by the Company. As the board of directors consists solely of Mr. Mahoney and Mr. Knef, and Mr. Knef, pursuant to his employment agreement, would be required to recuse himself from any discussions or vote regarding any potential termination, Mr. Mahoney would be required to determine, in accordance with his fiduciary duties as a board member, if Mr. Knef should be terminated for cause.

In addition, on August 5, 2005, Mr. Mahoney and Mr. Knef entered into a voting agreement pursuant to which they agree to vote their respective shares in favor of any proposal that is submitted to the Company's shareholders for approval by a unanimous vote or consent of the Board of Directors of the Company. In connection with such voting agreement, Mr. Knef has granted an irrevocable proxy with a term of ten years to Jerome Mahoney (or his designee) to vote and exercise all voting and related rights with respect to shares of the Company's Class B Common Stock and Class A Common Stock that are owned at any time by Mr. Knef. The irrevocable proxy is terminable only upon the written consent of Jerome Mahoney.

Equity Compensation Plans

There are no existing equity compensation plans and SpeechSwitch has no current plans, proposals or arrangements to establish, or provide any awards under, any such equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

      ALL COMPENSATION PLANS PREVIOUSLY APPROVED BY SECURITY HOLDERS; AND ALL COMPENSATION PLANS NOT PREVIOUSLY APPROVED BY SECURITY HOLDERS.

                                               Number of securities       Weighted-average       Number of securities remaining
                                                 to be issued upon       exercise price of        available for future issuance
Plan category                                       exercise of         outstanding options,     under equity compensation plans
                                               outstanding options,     warrants and rights    (excluding securities reflected in
                                              warrants and rights (a)           (b)                        column (a))
                                                                                                               (c)
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                                      0                       $0                             0

Equity compensation plans not
approved by security holders                         4,000,000                   $0                       4,000,000 (1)


   Total                                             4,000,000                   $0                       4,000,000 (1)

(1) As of December 31, 2005, 2,000,000 shares of SpeechSwitch, Inc. Class A Common Stock remained available for future issuance under the SpeechSwitch, Inc. 2005 Stock Incentive Plan and 2,000,000 shares of SpeechSwitch Class A Common Stock remained available for future issuance under the SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan.

The SpeechSwitch, Inc. 2005 Stock Incentive Plan (the "Plan") was approved by the Board of Directors, and become effective, on December 12, 2005. The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of SpeechSwitch, Inc. and its subsidiaries;
(ii) assist SpeechSwitch, Inc. in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of SpeechSwitch, Inc.'s stockholders. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan. Under the Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered.

The SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan (the "D&O Plan") was approved by the Board of Directors, and become effective, on December 12, 2005. The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and
(iii) associate the interests of such officers and directors with those of the Company's stockholders. Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan. Under the D&O Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered.

The Company did not issue any stock options or shares under either stock incentive plans listed above for the years ended December 31, 2005 and 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 27, 2006 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 27, 2006 a total of 13,715,280 shares of Class A common stock outstanding and a total of 190,000 shares of our Class B common stock were outstanding. Each share of Class A Common Stock is entitled to one vote on matters on which holders of common stock are eligible to vote. Each share of Class B Common Stock is entitled to 100 votes on matters on which holders of the Common Stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 27, 2006, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                                               Common Stock
                                                                            Beneficially Owned             Percentage
Name and Position(s)                           Title of Class               Before Distribution            Ownership (1)
--------------------                           --------------               -------------------            -------------
Jerome R. Mahoney
   Non-Executive Chairman                   Class A Common Stock              9,700,075 (1)                    43.7%
   of the Board                             Class B Common Stock               190,000 (2)                      100%
                                            Class C Common Stock                    0                            0%

Bruce R. Knef,                              Class A Common Stock                    0                            0%
     President, Chief Executive             Class B Common Stock                    0                            0%
     Officer and Chief Financial            Class C Common Stock                    0                            0%
     Officer

All directors and executive                 Class A Common Stock              9,700,075 (1)                    43.7%
Officers as a group (2 persons)             Class B Common Stock               190,000 (2)                      100%
                                            Class C Common Stock                    0                            0%

(1) Includes 9,500,000 Class A Common Stock shares issuable upon the full conversion of the Class B common shares held by Mr. Mahoney as of the date hereof.

(2) Mr. Mahoney may at his option convert the $190,000 promissory note held by him into Class B Common Stock of SpeechSwitch at a rate of $1.00 per share. Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that SpeechSwitch issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $190,000 of indebtedness plus accrued and unpaid interest into more than 190,000 shares of our Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the assumption of assets and liabilities by SpeechSwitch from iVoice, SpeechSwitch assumed from iVoice $190,000 of outstanding indebtedness from iVoice to Jerome Mahoney. The debt is subject to a promissory note having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. On August 5, 2005, SpeechSwitch, issued a promissory note in the amount of $190,000 payable to Mr. Mahoney that bears interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of our Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of our Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. See "Potential Dilution Due to Conversion at Below Market Price."

Mr. Mahoney agreed to forego receiving any shares of SpeechSwitch's Class A Common Stock or Class B Common Stock he would otherwise have been entitled to receive pursuant to the terms of the Spin-off by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

SpeechSwitch entered into employment agreements with Mr. Mahoney, its Non-Executive Chairman of the Board, and Mr. Knef, its President, Chief Executive Officer and Chief Financial Officer, respectively, as of August 1, 2004 and November 8, 2004, respectively. [See Item 10. Executive Compensation]

ITEM 13. EXHIBITS

No.      Description
---      -----------
3.1 Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2 By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Bruce Knef filed as Exhibit 9.1 to Form SB-2 filed on September 30, 2005, and incorporated herein by reference.

9.2      Irrevocable Proxy of Bruce Knef, dated August 5, 2005 filed as Exhibit
         9.2 to Form SB-2 filed on September 30, 2005, and incorporated herein by reference.

10.1 Standby Equity Distribution Agreement, dated August 12, 2004, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit
         10.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.2 Securities Purchase Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
         10.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.3 Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP (filed as Exhibit
         10.3 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference).

10.4 Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
         10.4 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.5 Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., Cornell Capital Partners, LP. and Butler Gonzalez LLP (filed as Exhibit
         10.5 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.6 Investor Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch Inc. and Cornell Capital Partners, LP (filed as Exhibit
         10.6 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.7 Security Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.7 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.8 Placement Agent Agreement, dated August 12, 2004, between SpeechSwitch Inc. and Sloan Securities Corporation (filed as Exhibit to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.9 Employment Agreement, dated as of August 3, 2004, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.9 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.10 Employment Agreement, dated as of August 1, 2004, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.10 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.11 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.11 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.12 Assignment and Assumption Agreement and Consent, dated November 11, 2004 between SpeechSwitch, Inc. (Nevada) and SpeechSwitch, Inc. (New Jersey) (filed as Exhibit 10.12 to SpeechSwitch, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120507, filed on June 24, 2005, and incorporated herein by reference)

10.13 Corporate Contribution and General Conveyance Agreement, dated as of August 5, 2005 between iVoice, Inc. and SpeechSwitch, Inc. filed as
         Exhibit 10.13 to Form SB-2 filed on September 30, 2005, and incorporated herein by reference.

10.14 Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.14 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.15 Promissory Note from SpeechSwitch, Inc. to Jerome Mahoney, dated August 5, 2005 filed as Exhibit 10.15 to Form SB-2 filed on September 30, 2005, and incorporated herein by reference.

10.16 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.16 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.17 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as
         Exhibit 10.17 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.18 Promissory Note, dated February 28, 2005, from SpeechSwitch, Inc. to Cornell Capital Partners, LP (filed as Exhibit 10.18 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.19 Security Agreement, dated as of February 28, 2005, by and between SpeechSwitch and Cornell Capital Partners, LP (filed as Exhibit 10.19 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.20 Guaranty of Promissory Note, dated February 28, 2005, from iVoice, Inc. to Cornell Capital Partners, LP, made by iVoice, Inc. in favor of Cornell Capital Partners, LP (filed as Exhibit 10.20 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.21 Non-Binding Letter of Intent, dated March 9, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit 10.21 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.22 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.22 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.23 Amendment No. 2 to Employment Agreement, dated May 25, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.24 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.25 Amendment No. 1 to Employment Agreement, dated July 26, 2005, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.25 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.26 Standby Equity Distribution Agreement, dated August 31, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit
         10.1 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.27 Escrow Agreement, dated August 31, 2005, between SpeechSwitch, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. (filed as Exhibit
         10.4 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.28    Placement Agent Agreement, dated August 31, 2005, between

         SpeechSwitch, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.29 Registration Rights Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
         10.2 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.30 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between SpeechSwitch, Inc. and Jerome Mahoney Amended and Restated Standby Equity Distribution

10.31* Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc.

10.32* Amended and Restated Placement Agent Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc.

10.33* Amended and Restated Registration Rights Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Cornell Capital Partners, LP.

10.34* Termination Agreement, dated December 12, 2005, between SpeechSwitch, Inc., and David Gonzalez, Esq., and Cornell Capital Partners, LP.

14*      Code of Ethics

16 Letter of Mendlowitz Weitsen, LLP, dated May 27, 2005, with respect to the change in the Company's principal accountants (filed as Exhibit 16 to SpeechSwitch, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120507, filed on June 24, 2005, and incorporated herein by reference)

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.


___________________

*    Filed herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

           SERVICES                             2005              2004
           --------                             ----              ----

           Audit Fees                          $10,000          $13,809

           Audit - Related Fees                  -0-              -0-

           Tax fees                             $1,000          $ 1,000

           All Other Fees                        -0-              -0-

           Total                               $11,000          $14,809

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures. The tax fees listed above were not approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


SpeechSwitch, Inc.                                                 April 3, 2006


By:  /s/ Bruce R. Knef
-------------------------------
     Bruce R. Knef
     President, Chief Executive Officer,
     Chief Financial Officer and Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Bruce R. Knef                                             April 3, 2006
-------------------------------
     Bruce R. Knef
     President, Chief Executive Officer,
     Chief Financial Officer and Director


By:  /s/ Jerome Mahoney                                            April 3, 2006
-------------------------------
     Jerome Mahoney
     Non-Executive Chairman of the
     Board and Director

No.      Description
---      -----------
3.1 Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2 By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Bruce Knef filed as Exhibit 9.1 to Form SB-2 filed on September 30, 2005, and incorporated herein by reference.

9.2      Irrevocable Proxy of Bruce Knef, dated August 5, 2005 filed as Exhibit
         9.2 to Form SB-2 filed on September 30, 2005, and incorporated herein by reference.

10.1 Standby Equity Distribution Agreement, dated August 12, 2004, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit
         10.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.2 Securities Purchase Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
         10.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.3 Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP (filed as Exhibit
         10.3 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference).

10.4 Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
         10.4 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.5 Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., Cornell Capital Partners, LP. and Butler Gonzalez LLP (filed as Exhibit
         10.5 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.6 Investor Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch Inc. and Cornell Capital Partners, LP (filed as Exhibit
         10.6 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.7 Security Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.7 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.8 Placement Agent Agreement, dated August 12, 2004, between SpeechSwitch Inc. and Sloan Securities Corporation (filed as Exhibit to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.9 Employment Agreement, dated as of August 3, 2004, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.9 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.10 Employment Agreement, dated as of August 1, 2004, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.10 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.11 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.11 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.12 Assignment and Assumption Agreement and Consent, dated November 11, 2004 between SpeechSwitch, Inc. (Nevada) and SpeechSwitch, Inc. (New Jersey) (filed as Exhibit 10.12 to SpeechSwitch, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120507, filed on June 24, 2005, and incorporated herein by reference)

10.13 Corporate Contribution and General Conveyance Agreement, dated as of August 5, 2005 between iVoice, Inc. and SpeechSwitch, Inc. filed as
         Exhibit 10.13 to Form SB-2 filed on September 30, 2005, and incorporated herein by reference.

10.14 Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.14 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.15 Promissory Note from SpeechSwitch, Inc. to Jerome Mahoney, dated August 5, 2005 filed as Exhibit 10.15 to Form SB-2 filed on September 30, 2005, and incorporated herein by reference.

10.16 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.16 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.17 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as
         Exhibit 10.17 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.18 Promissory Note, dated February 28, 2005, from SpeechSwitch, Inc. to Cornell Capital Partners, LP (filed as Exhibit 10.18 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.19 Security Agreement, dated as of February 28, 2005, by and between SpeechSwitch and Cornell Capital Partners, LP (filed as Exhibit 10.19 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.20 Guaranty of Promissory Note, dated February 28, 2005, from iVoice, Inc. to Cornell Capital Partners, LP, made by iVoice, Inc. in favor of Cornell Capital Partners, LP (filed as Exhibit 10.20 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.21 Non-Binding Letter of Intent, dated March 9, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit 10.21 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.22 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.22 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.23 Amendment No. 2 to Employment Agreement, dated May 25, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.24 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.25 Amendment No. 1 to Employment Agreement, dated July 26, 2005, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.25 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.26 Standby Equity Distribution Agreement, dated August 31, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit
         10.1 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.27 Escrow Agreement, dated August 31, 2005, between SpeechSwitch, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. (filed as Exhibit
         10.4 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.28 Placement Agent Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.29 Registration Rights Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
         10.2 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.30 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between SpeechSwitch, Inc. and Jerome Mahoney Amended and Restated Standby Equity Distribution

10.31* Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc.

10.32* Amended and Restated Placement Agent Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc.

10.33* Amended and Restated Registration Rights Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Cornell Capital Partners, LP.

10.34* Termination Agreement, dated December 12, 2005, between SpeechSwitch, Inc., and David Gonzalez, Esq., and Cornell Capital Partners, LP.

14*      Code of Ethics

16 Letter of Mendlowitz Weitsen, LLP, dated May 27, 2005, with respect to the change in the Company's principal accountants (filed as Exhibit 16 to SpeechSwitch, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120507, filed on June 24, 2005, and incorporated herein by reference)

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

___________________

*    Filed herein.

                               SPEECHSWITCH, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                               SPEECHSWITCH, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS




                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     1

FINANCIAL STATEMENTS

         Balance Sheets                                                     2

         Statements of Operations                                           3

         Statements of Stockholders' Deficit                                4

         Statements of Cash Flows                                        5  -  6

         Notes to Financial Statements                                   7  - 18

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2828 FAX: 856.346.2882



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF
SPEECHSWITCH, INC.
Matawan, New Jersey

We have audited the accompanying balance sheets of SpeechSwitch, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpeechSwitch, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2005 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial accumulated deficits and has completed the process of being spun out. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                       Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
February 2, 2006

                       SPEECHSWITCH, INC.
                         BALANCE SHEETS
                   DECEMBER 31, 2005 AND 2004

                                                                       2005              2004
                                                                   ------------      ------------
                                     ASSETS
                                     ------
CURRENT ASSETS

Cash and cash equivalents                                          $    399,720      $    576,232
Accounts receivable                                                      19,893            19,622
Prepaid expenses                                                          6,279              --
Inventory                                                                  --               4,882
                                                                   ------------      ------------

      Total current assets                                              425,892           600,736
                                                                   ------------      ------------

OTHER ASSETS

Intangible assets, net                                                   12,530            14,400
                                                                   ------------      ------------

TOTAL ASSETS                                                       $    438,422      $    615,136
                                                                   ============      ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------
CURRENT LIABILITIES

Accounts payable and accrued expenses                              $    322,013      $     40,246
Due to related parties                                                  103,217              --
Notes payable to related parties                                        190,000              --
Deferred maintenance contracts                                            1,408               914
Notes Payable                                                         1,000,000              --
Convertible Debentures                                                     --             800,000
                                                                   ------------      ------------

      Total current liabilities                                       1,616,638           841,160
                                                                   ------------      ------------

STOCKHOLDERS' DEFICIT

Preferred stock, $1.00 par value; authorized 1,000,000 shares;             --                --
    no shares issued and outstanding
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;              17,532              --
    10,715,280 shares issued and outstanding for 2005 and
    10,013,984 shares issued and outstanding for 2004
  Class B - $.01 par value; authorized 50,000,000 shares;                  --                --
    no shares issued and outstanding
  Class C - $.01 par value; authorized 20,000,000 shares;                  --                --
    no shares issued and outstanding
Additional paid-in capital                                            2,171,407         2,373,591
Accumulated deficit                                                  (3,367,155)       (2,599,615)
                                                                   ------------      ------------
      Total stockholders' deficit                                    (1,178,216)         (226,024)
                                                                   ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $    438,422      $    615,136
                                                                   ============      ============

         The accompanying notes are an integral part of the consolidated financial statement.

                                SPEECHSWITCH, INC
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                       2005              2004
                                                                   ------------      ------------
SALES, net                                                         $    143,684      $    108,222

COST OF SALES                                                            49,228            37,438
                                                                   ------------      ------------

GROSS PROFIT                                                             94,456            70,784
                                                                   ------------      ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                                       110,019            23,264
   General and administrative expenses                                  579,283           421,992
   Research and development expenses                                     46,985            25,961
   Depreciation and amortization                                           --               9,600
                                                                   ------------      ------------
Total selling general and administrative expenses                       736,287           480,817
                                                                   ------------      ------------

LOSS FROM OPERATIONS                                                   (641,831)         (410,033)
                                                                   ------------      ------------

OTHER INCOME ( EXPENSE)
   Other income (expense)                                                  (336)           57,140
   Interest expense                                                    (105,373)          (28,007)
   Write-off of financing costs                                         (20,000)         (486,150)
                                                                   ------------      ------------
Total other income (expense)                                           (125,709)         (457,017)
                                                                   ------------      ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                               (767,540)         (867,050)

PROVISION FOR INCOME TAXES                                                 --                --
                                                                   ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                               $   (767,540)     $   (867,050)
                                                                   ============      ============

NET LOSS PER COMMON SHARE
   Basic                                                           $      (0.08)            (0.09)
                                                                   ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                             10,046,647        10,013,984
                                                                   ============      ============

         The accompanying notes are an integral part of the consolidated financial statement.

                               SPEECHSWITCH, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                             Preferred Stock              Common Stock A             Common Stock B
                                           Shares        Amount         Shares       Amount        Shares        Amount
                                        -----------   -----------    -----------   -----------   -----------   -----------
Balance at January 1, 2004                    --      $      --              100   $      --            --     $      --

Investment of equity from spinoff

Retroactive restatement of forward
stock split in August 2005                                            10,013,884

Net loss for the year ended December
31, 2004
                                        -----------   -----------    -----------   -----------   -----------   -----------

Balance at December 31, 2004                  --             --       10,013,984          --            --            --

Assumption of debt per spin out
agreement

Issuance of common stock for fees
associated with the Equity Line of
Credit  with Cornell Capital                                             701,296        17,532

Net loss for the year ended December
31, 2005
                                        -----------   -----------    -----------   -----------   -----------   -----------

Balance at December 31, 2005                  --      $      --       10,715,280   $    17,532          --     $      --
                                        ===========   ===========    ===========   ===========   ===========   ===========

                                                                                                    Total
                                                                     Additional                 Shareholders'
                                             Common Stock C           Paid In     Accumulated      Equity
                                          Shares        Amount        Capital       Deficit     (Deficiency)
                                        -----------   -----------   -----------   -----------    -----------

Balance at January 1, 2004                     --     $      --     $ 1,761,145   $(1,732,565)   $    28,580

Investment of equity from spinoff                                       612,446                      612,446

Retroactive restatement of forward
stock split in August 2005                                                                              --

Net loss for the year ended December
31, 2004                                                                             (867,050)      (867,050)
                                        -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2004                   --            --       2,373,591    (2,599,615)      (226,024)

Assumption of debt per spin out
agreement                                                              (202,184)                    (202,184)

Issuance of common stock for fees
associated with the Equity Line of
Credit  with Cornell Capital                                                                          17,532

Net loss for the year ended December
31, 2005                                                                             (767,540)      (767,540)
                                        -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2005                   --     $      --     $ 2,171,407   $(3,367,155)   $(1,178,216)
                                        ===========   ===========   ===========   ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statement.

                               SPEECHSWITCH, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                       2005              2004
                                                                   ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $   (767,540)     $   (867,050)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
   Depreciation and amortization                                          2,095             9,600
Common stock issued for services                                         17,532              --
   Changes in certain assets and liabilities:
   (Increase) decrease in inventory                                       4,882               (63)
   (Increase) in accounts receivable                                    (12,455)          (18,367)
   (Increase) in prepaid expenses                                        (6,279)             --
   Increase in accounts payable and accrued liabilities                 281,767            40,246
   Decrease in costs in excess of billings                                 --               1,165
   Increase in due to related parties                                   103,217              --
   Increase (decrease) in deferred maintenance contracts                    494            (1,745)
                                                                   ------------      ------------

      Total cash (used in) operating activities                        (376,287)         (836,214)
                                                                   ------------      ------------

CASH FLOWS FROM INVESTNG ACTIVITIES
(Increase) in intangible assets                                            (225)             --
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of convertible debentures                           --             800,000
   Proceeds from notes payable                                          200,000              --
   Net investment by iVoice Inc.                                           --             612,446
                                                                   ------------      ------------
      Total cash provided by financing activities                       200,000         1,412,446
                                                                   ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (176,512)          576,232

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                           576,232              --
                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $    399,720      $    576,232
                                                                   ============      ============

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                $       --        $         39
                                                                   ============      ============
   Income taxes                                                    $       --        $       --
                                                                   ============      ============

         The accompanying notes are an integral part of the consolidated financial statement.

                               SPEECHSWITCH, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the Year Ended December 31, 2005
------------------------------------

During the year ended December 31, 2005, the Company:

a) During the year ended December 31, 2005, the Company issued 150,000 shares of Class A common stock for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $3,750.

b) During the year ended December 31, 2005, the Company issued 226,296 shares of Class A common stock for placement fees pursuant to the Equity Line of Credit with Cornell Capital valued at $5,657.

c) During the year ended December 31, 2005, the Company issued 325,000 shares of Class A common stock for structuring fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,125.

d) During the year ended December 31, 2005, the Company terminated the Convertible Debentures and replaced it with a secured promissory note in the amount of $1,000,000 ($800,000 representing replacement notes and $200,000 representing new financing).

e) During the year ended December 31, 2005, the Company assumed an outstanding promissory note in the amount of $190,000, payable to Jerry Mahoney, Non-Executive Chairman of the Board.

         The accompanying notes are an integral part of the consolidated financial statement.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - BACKGROUND
-------------------

SpeechSwitch, Inc. ("SpeechSwitch" or "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 and thereafter assigned to the Company.

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

In conjunction with the Spin-off, SpeechSwitch entered into a temporary administrative service agreement with iVoice. This agreement will continue on a month-to-month basis until such time as we are able to replace any or all of the services currently being provided by iVoice.

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

NOTE 2 - BUSINESS OPERATIONS
----------------------------

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

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - GOING CONCERN
----------------------

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

As of December 31, 2005, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a) Basis of Presentation

The accompanying financial statements up thru August 4, 2005, had been derived from the consolidated financial statements and accounting records of iVoice, a publicly traded company, using the historical results of operations and historical basis of assets and liabilities of the Company's speech recognition software business. Management believes the assumptions underlying the financial statements are reasonable.

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

c) Revenue Recognition

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

c) Revenue Recognition (Continued)

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

d) Product Warranties

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

e) Research and development costs

Research and development costs will be charged to operations as incurred.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

f) Inventory

Inventory, consisting primarily of system components such as computer components, voice cards, and monitors, is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

g)  Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2005 and 2004, advertising expense amounted to $858 and $0, respectively.

h)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.There were no cash equivalents at December 31, 2005 and 2004.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at December 31, 2005 and 2004, were $303,401 and $491,934, respectively.

i) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board ("FAS") No. 109. Under FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

j) Organization Costs

Organization costs consist primarily of professional and filing fees relating to the formation of the Company. These costs have been expensed.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

k) Intangible Assets

In May and December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment. In doing so, management has determined there has been no impairment of the intangible assets at December 31, 2005.

l) Earnings (Loss) Per Share

FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend (via spin-off from iVoice, Inc.) has been retroactively applied to the year beginning January 1, 2004. For the year ended December 31, 2004, the computation of basic earnings per share is computed by dividing income available to common shareholders by the number of shares issued via the spin-off from iVoice, Inc. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

The weighted shares used in the computation are as follows:

                                              As of                As of
                                        December 31, 2005    December 31, 2004
                                        -----------------    -----------------
 Basic and Diluted EPS Purposes            10,046,647            10,013,984

The Company had no common stock equivalents at December 31, 2005. The Company potentially had common stock equivalents available at December 31, 2004 in connection with the convertible debentures. However, the shares were not yet trading and had no readily available market value. The financial instrument had been refinanced in February 2005, at which time the common stock equivalents expired.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published FAS No. 123 (Revised 2004), Share-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in 2006.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

n)  Reclassification

Certain amounts in the 2004 financial statements were reclassified to conform to the 2005 presentation. The reclassification in 2004 results had no effect to the net loss for the year ended December 31, 2004.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. The asset is reflected at its original cost net of accumulated amortization of $11,470, from the date acquired by iVoice. Another patent was purchased on August 26, 2005, which is included in this amount.

In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company has determined that no we found no impairment of goodwill or other indefinite-lived intangible assets was necessary at December 31, 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the year ended December 31, 2004, iVoice allocated operating costs of $612,446 to SpeechSwitch. These allocations are reflected in the selling, general and administrative, cost of revenue and research and development line items in our statements of operations. The general corporate expense allocation is primarily for cash management, selling expense, legal, accounting, tax, insurance, public relations, advertising, transfer agents, and human resources. Other general categories of operating expense, as well as other income and expense, have been allocated to SpeechSwitch by iVoice based upon a ratio of revenue of SpeechSwitch over total iVoice revenue for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if SpeechSwitch had performed these functions as a stand-alone company.

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

Pursuant to the employment agreements between Mr. Mahoney and SpeechSwitch, Inc has accrued $103,217 of deferred compensation due to Mr. Mahoney as of December 31, 2005.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

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

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 7 - INCOME TAXES
---------------------

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2005 and 2004 deferred tax assets consist of the following:

                                     2005                      2004
                                 -----------               -----------
   Deferred tax assets           $   140,000               $        -0-
   Less: Valuation allowance        (140,000)                      (-0-)
                                 -----------               -----------
   Net deferred tax assets       $        -0-              $        -0-
                                 ===========               ===========

At December 31, 2005 and 2004, the Company had a federal net operating loss carry forward in the approximate amounts of $412,000 and $-0-, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - DEBT
-------------

The Company has entered into a subscription agreement with certain purchasers for the sale of $800,000 in convertible debentures. Additionally, the Company had entered into a Standby Equity Distribution Agreement (the "SEDA") whereby the Company, at their discretion, may periodically sell to an investor, shares of Class A Common Stock to raise capital to fund its working capital needs. These transactions will require the Company to register its common stock under
Section 12(g) of the Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financial transactions. On February 28, 2005, the SEDA was terminated.

On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of the convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $1,000,000, $800,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $200,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $200,000 was advanced to the Company. As of December 31, 2005, the balance of the promissory notes was $1,000,000 plus accrued interest.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 8 - DEBT (CONTINUED)
-------------------------

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes mature on July 4, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (was amended and restated on December 12, 2005) whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period. The shares issuable under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. However, these registration statements have not yet been declared effective as of the date of this report, and no funds have been advanced on the SEDA.

NOTE 9 - CAPITAL STOCK
----------------------

Pursuant to SpeechSwitch's certificate of incorporation, as amended, the Company is authorized to issue 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, 20,000,000 shares of Class C Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, par value of $1.00 per share. Below is a description of SpeechSwitch's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2005, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of December 31, 2005, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 10,715,250 shares were issued and outstanding.

As of December 31, 2004, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 10,013,984 shares were issued and outstanding.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 9 - CAPITAL STOCK (CONTINUED)
----------------------------------

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

For the year ended December 31, 2005, the Company had the following transactions in its Class A common stock:

     o In connection with the spin-off from its former parent company iVoice, Inc., the company issued 10,013,984 Class A common stock on August 5, 2005. This was retroactively applied to January 1, 2004.

     o The Company issued 150,000 shares of Class A common stock on December 15, 2005 for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $3,750.

     o The Company issued 226,296 shares of Class A common stock on December 15, 2005 for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $5,657.

     o The Company issued 325,000 shares of Class A common stock on December 15, 2005 for structuring fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,125.

c) Class B Common Stock

As of December 31, 2005, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2005, no shares were issued or outstanding.

d) Class C Common Stock

As of December 31, 2005, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company's net assets pro rata. As of December 31, 2005, no shares were issued or outstanding.

NOTE 10 - STOCK OPTIONS
-----------------------

The Company did not issue any stock options for the year ended December 31, 2005 and 2004.

STOCK OPTION PLANS

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

     o On January 18, 2006, the Company issued 1,000,000 shares of Class A common stock for legal services rendered, valued at $8,000.

     o On January 18, 2006, the Company issued 1,427,480 shares of Class A common stock, with a total value of $8,000 to officers of the Company as repayment of accrued salaries.

     o During February 2006, the Company filed an amendment to the registration statement on Form SB-2, with the Securities and Exchange Commission and was deemed effective. This was pursuant to the Standby Equity Distribution Agreement with Cornell Capital Partners, LLP.