Form 10QSB
period 2006-03-31
SpeechSwitch, Inc.
filed 2006-05-15
CIK 1307989

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR-

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

Commission file number: 333-120507

                                SPEECHSWITCH, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                       20-1862816
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S.Employer incorporation
     Identification No.)                               or organization)

          750 HIGHWAY 34
            MATAWAN, NJ                                      07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code: (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:
CLASS A COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Number of shares of Class A Common Stock, no par value, outstanding as of May 11, 2006: 18,459,530
================================================================================

                                TABLE OF CONTENTS
                                -----------------



PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements (Unaudited)

              Balance Sheet - March 31, 2006                                  2

              Statements of Operations -
              For the three months ended March 31, 2006 and 2005              3
              Statements of Cash Flows -
              For the three months ended March 31, 2006 and 2005              4

              Notes to Condensed Financial Statements                      5-16

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                          17-22

         Item 3.  Controls and Procedures                                    23

PART II. OTHER INFORMATION

         Item 6.  Exhibits                                                   24

ITEM 1.  FINANCIAL STATEMENTS.

                               SPEECHSWITCH, INC.
                       CONDENSED BALANCE SHEET (Unaudited)
                                 MARCH 31, 2006

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                 318,689
Accounts receivable                                                         7,885
Prepaid expenses                                                           10,930
                                                                     ------------
      Total current assets                                                337,504
                                                                     ------------

OTHER ASSETS

Intangible assets, net                                                     11,679
                                                                     ------------
TOTAL ASSETS                                                              349,183
                                                                     ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                                     344,282
Due to related parties                                                    108,813
Notes payable to related parties                                          190,000
Deferred maintenance contracts                                              1,174
Notes payable                                                           1,000,000
                                                                     ------------
      Total current liabilities                                         1,644,269
                                                                     ------------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $1.00 par value; authorized 1,000,000 shares;               --
  no shares issued and outstanding
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
    15,103,280 shares issued, 14,595,613 outstanding, 507,667
    held in escrow                                                        143,617
  Class B - $.01 par value; authorized 50,000,000 shares;                    --
    no shares issued and outstanding
  Class C - $.01 par value; authorized 20,000,000 shares;                    --
    no shares issued and outstanding
Additional paid in Capital                                              2,164,922
Accumulated deficit                                                    (3,603,625)
                                                                     ------------
      Total stockholders' (deficit)                                    (1,295,086)
                                                                     ------------
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                               349,183
                                                                     ============

              The accompanying notes are in integral part of these
                         condensed financial statements.

                                SPEECHSWITCH, INC
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                         2006            2005
                                                                     ------------    ------------
SALES, net                                                           $      7,333    $     15,210

COST OF SALES                                                               7,150           7,368
                                                                     ------------    ------------

GROSS PROFIT                                                                  183           7,842
                                                                     ------------    ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                                          37,015           6,714
   General and administrative expenses                                     83,376         136,713
   Research and development expenses                                       16,092            --
   Depreciation and amortization                                              851            --
                                                                     ------------    ------------
Total selling general and administrative expenses                         137,334         143,427
                                                                     ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                          (137,151)       (135,585)
                                                                     ------------    ------------

OTHER INCOME ( EXPENSE)
   Other income                                                             2,042           1,267
   Interest expense                                                      (101,571)        (31,021)
                                                                     ------------    ------------
Total other income (expense)                                              (99,529)        (29,754)
                                                                     ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                                 (236,680)       (165,339)

PROVISION FOR INCOME TAXES                                                   --              --
                                                                     ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                                 $   (236,680)   $   (165,339)
                                                                     ============    ============

NET LOSS PER COMMON SHARE
   Basic                                                             $      (0.02)   $      (0.02)
                                                                     ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                               12,641,345      10,500,000
                                                                     ============    ============

              The accompanying notes are in integral part of these
                         condensed financial statements.

                                SPEECHSWITCH, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                         2006            2005
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $   (236,680)   $   (165,339)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
   Depreciation and amortization                                              851            --
Common stock issued for legal services                                     42,000            --
   Issuance of common stock for repayment of deferred compensation         42,000            --
   Changes in certain assets and liabilities:
   Decrease in accounts receivable                                         12,218           3,300
   (Increase) in prepaid expenses                                          (4,651)           --
   Increase in accounts payable and accrued liabilities                    22,269          37,555
   Increase (decrease) in due to related parties                            5,596          (2,384)
   Increase (decrease) in deferred maintenance contracts                     (234)          3,449
                                                                     ------------    ------------
      Total cash (used in) operating activities                          (116,631)       (123,419)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through equity financing                          42,085            --
Issuance costs incurred through equity financing                           (6,485)           --
Sale of convertible debentures                                               --           200,000
                                                                     ------------    ------------
      Net cash provided by financing activities                            35,600         200,000
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (81,031)         76,581

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           399,720         576,232
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $    318,689    $    652,813
                                                                     ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                  $       --      $       --
                                                                     ============    ============
   Income taxes                                                      $       --      $       --
                                                                     ============    ============

              The accompanying notes are in integral part of these
                         condensed financial statements.

NOTE 1 - BACKGROUND

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

In September 2004, the Board of Directors of iVoice, Inc. the former parent of the Company, resolved to pursue the separation of iVoice software business into three publicly owned companies. SpeechSwitch intends to continue to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition.

A spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into SpeechSwitch (the "Spin-off"). The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

-------------------------------

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

On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of the SpeechSwitch from iVoice was declared effective and the Company immediately embarked on the process to spin off SpeechSwitch from iVoice.


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

As of March 31, 2006, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto.

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

---------------------------------------------------------------

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

g) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the three months ended March 31, 2006 and 2005, advertising expense amounted to $2,440 and $0, respectively.

h) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at March 31, 2006 were $226,988.

---------------------------------------------------------------

i) Income Taxes

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

j) Intangible Assets

In May and in December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment. In doing so, management has determined there has been no impairment of the intangible assets at March 31, 2006.

k) Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

For the three months ended March 31, 2006, the computation of basic earnings per share is computed by dividing income available to common shareholders by the number of shares issued via the spin-off from iVoice, Inc. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.


The weighted shares used in the computation are as follows:

                                                               As of
                                                          March 31, 2006
                                                          --------------
 Basic and Diluted EPS Purposes                             12,641,345

The company had no common stock equivalents at March 31, 2006.

---------------------------------------------------------------

l) Recent Accounting Pronouncements

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005. Prior to December 31, 2005, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. For the quarter ended March 31, 2006, FAS 126R did not have any impact on the financial statements.

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

NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. The asset is reflected at its original cost net of accumulated amortization of $10,930, from the date acquired by iVoice. Another patent was purchased on August 26, 2005, which is included in this amount. The assets are being amortized over a 5-year period.

In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company has determined no impairment of goodwill or other indefinite-lived intangible assets was necessary at March 31, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

Pursuant to the employment agreements between Mr. Mahoney and SpeechSwitch, Inc., the Company has accrued $108,813 of deferred compensation due to Mr. Mahoney as of March 31, 2006.

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

As of November 8, 2004, the Company entered into a one-year employment contract with Bruce R. Knef as President, Chief Executive Officer and Principal Financial Officer. The Company will pay Mr. Knef a base salary of $85,000 during the term. Mr. Knef can earn bonuses based on the Company achieving certain levels of sales and profitability and will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. The employment agreement with Mr. Knef has been extended to November 7, 2006.

-----------------------------------------------

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

At March 31, 2006, deferred tax assets consist of the following:


       Deferred tax assets                           221,000
       Less: Valuation allowance                    (221,000)
                                                    ---------
       Net deferred tax assets                          -0-

At March 31, 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $649,000, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - DEBT
-------------

The Company had entered into a subscription agreement with certain purchasers for the sale of $800,000 in convertible debentures. Additionally, the Company had entered into a Standby Equity Distribution Agreement (the "SEDA") whereby the Company, at their discretion, may periodically sell to an investor, shares of Class A Common Stock to raise capital to fund its working capital needs. These transactions will require the Company to register its common stock under
Section 12(g) of the Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financial transactions. On February 28, 2005, the SEDA was terminated.

On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of the convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $1,000,000, $800,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $200,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $200,000 was advanced to the Company. As of March 31, 2006, the balance of the promissory notes was $1,000,000 plus accrued interest.

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes mature on July 4, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is n default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

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

During February 2006, pursuant to the Standby Equity Distribution Agreement with Cornell Capital Partners, the Company's registration statement on Form SB-2 with the Securities and Exchange Commission and was declared effective.

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of March 31, 2006, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of March 31, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, 15,103,280 shares were issued, 14,595,613 shares were outstanding, and 507,667 shares were held in escrow.

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

For the three months ending March 31, 2006, the company had the following transactions in its Class A common stock:

o On January 18, 2006, the Company issued 1,000,000 shares of Class A common stock for legal services rendered, valued at $8,000, when the fair market value was $42,000. The difference of $34,000 has been recorded as a beneficial interest.

o On January 18, 2006, the Company issued 1,000,000 shares of Class A common stock, with a total value of $8,000 to an officer of the Company as repayment of accrued salaries. The fair market value of the shares was $42,000. The difference of $34,000 has been recorded as a beneficial interest.

o On March 7, 2006, the Company issued 526,316 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On March 14, 2006, the Company issued 438,596 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On March 23, 2006, the Company issued 526,316 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On March 28, 2006, the Company issued 389,105 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

----------------------------------

c) Class B Common Stock

As of March 31, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of March 31, 2006, no shares were issued or outstanding.

d) Class C Common Stock

As of March 31, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2006, no shares were issued or outstanding.

NOTE 10 - STOCK OPTIONS
-----------------------

The Company did not issue any stock options for the year ended March 31, 2006.

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

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

o On April 11, 2006, the Company issued 500,000 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On April 19, 2006, the Company issued 526,316 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On April 20, 2006, the Company issued 556,250 shares of Class A common stock, with a total value of $4,450 to officers of the Company as repayment of accrued salaries.

o On May 2, 2006, the Company issued 526,316 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On March 21, 2006, the Company entered into a Patent Purchase Agreement with Lamson Holdings LLC, for the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications. The patents and/or patent applications being transferred in this purchase agreement are owned by SpeechSwitch and relate to various Voice Activated/Voice Responsive systems developed by SpeechSwitch's predecessor iVoice, including voice-based computer address book systems and other voice-based technology. The transaction, which is subject to due diligence and the usual and customary conditions, is expected to close in May 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     You should read the following discussion in conjunction with our audited financial statements and related notes included in the Form SB-2 previously filed with the SEC. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements.

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

     The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, SpeechSwitch's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, SpeechSwitch has developed and maintains its own credit and banking relationships and performs its own financial and investor relation functions. SpeechSwitch may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products. Total revenues for the three months ended March 31, 2006 and March 31, 2005 were $7,333 and $15,210, respectively. The speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available by iVoice for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources.

     Gross margin for the three months ended March 31, 2006 and March 31, 2005 was $183 (2.5%) and $7,842 (51.6%), respectively. The decrease in gross margin percentage is a result of a product mix sold during the quarter and the concentration of sales through our reseller channel.

     Total operating expenses decreased to $137,334 for the three months ended March 31, 2006 from $143,427 for the three months ended March 31, 2005, a decrease of $6,093 or (4.3 %). This decrease in the current three months is primarily attributable to the reduction of professional fees associated with financing.

     The loss from continuing operations before other income (expense) for the three months ended March 31, 2006 was ($137,151) compared to a loss of ($135,585) for the three months ended March 31, 2005, an increase in the loss of $1,566. As discussed above, this increase in the loss was primarily attributable to the decrease in sales revenue.

     Total other income (expense) for the three months ended March 31, 2006 were ($99,529), as compared to ($29,754) for the three months ended March 31, 2005, an increase of $1,775. During the three months ending March 31, 2006, SpeechSwitch recorded $33,571 of interest expense, $68,000 of beneficial interest charged to interest expense and $2,042 of interest income. In the three months ending March 31, 2005, iVoice, Inc. allocated $20,000 for financing costs, $11,021 for interest expenses and $1,267 for other income to SpeechSwitch. The allocated finance costs were for stock issued and fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

     Net loss for the three months ended March 31, 2006 was $236,680 as compared to a loss of $165,339 for the three months ended March 31, 2005. The increase in net loss of $71,341 was the result of the factors discussed above.

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

     On August 31, 2005, SpeechSwitch executed a Standby Equity Distribution Agreement with Cornell (was amended and restated on December 12, 2005), pursuant to which SpeechSwitch may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five consecutive trading days following the date that SpeechSwitch delivers to Cornell a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell is entitled to receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that a registration statement in respect of the shares to be distributed pursuant to the SEDA becomes effective.

     We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition and our business. Management believes that its going-forward expenses for the twelve months following the date of the Spin-off, August 5, 2005, will be approximately $466,000, which includes salaries for SpeechSwitch's officers and employees, and, assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur liabilities, for the year ending December 31, 2006, of approximately $466,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to Cornell, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

     During the three months ended March 31, 2006, the Company had a net decrease in cash of $81,031. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $ 116,631 in cash for operating activities in the three months ended March 31, 2006. This was primarily the result of the cash used to fund the loss from current operating activities.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the three months ended March 31, 2006 provided a total of $ 35,600 in cash. This consisted of net proceeds from the issuance of common stock through equity financing with Cornell Capital Partners.

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


SpeechSwitch, Inc

By: /s/ Bruce R. Knef                                       Date: May 15, 2006
    ----------------------------
    Bruce R. Knef, President,
    Chief Executive Officer and
    Principal Financial Officer

                                INDEX OF EXHIBITS

31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
       Section 906 of the Sarbanes-Oxley Act Of 2002