Form 10QSB
period 2006-06-30
SpeechSwitch, Inc.
filed 2006-08-14
CIK 1307989

================================================================================

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                             JUNE 30, 2006 and 2005

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR-

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission file number: 333-120507

                                SPEECHSWITCH, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                              20-1862816
--------------------------------------------------------------------------------
(State or other jurisdiction of                                I.R.S. Employer
 incorporation or organization)                              Identification No.)

            750 Highway 34
             Matawan, NJ                                            07747
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

Number of shares of Class A Common Stock, no par value, outstanding as of August 8, 2006: 22,459,530
================================================================================

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1. Condensed Financial Statements (Unaudited)

          Balance Sheet - June 30, 2006                                       2

          Statements of Operations -
          For the six months and three months ended June 30, 2006 and 2005    3
          Statements of Cash Flows -
          For the six months ended June 30, 2006 and 2005                     4

          Notes to Condensed Financial Statements                           5-17

     Item 2. Management's Discussion and Analysis of Financial Condition

          or Plan of Operation                                             18-23

     Item 3. Controls and Procedures                                         24


PART II. OTHER INFORMATION

         Item 6. Exhibits                                                    25

                               SPEECHSWITCH, INC.
                       CONDENSED BALANCE SHEET (Unaudited)
                                  JUNE 30, 2006


                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                               $    288,060
Accounts receivable                                                           12,006
Prepaid expenses                                                               5,869
                                                                        ------------
      Total current assets                                                   305,935
                                                                        ------------

OTHER ASSETS
Intangible assets, net                                                        10,828
                                                                        ------------

TOTAL ASSETS                                                            $    316,763
                                                                        ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                   $    367,201
Due to related parties                                                       126,243
Notes payable to related parties                                             177,550
Deferred maintenance contracts                                                 1,775
Notes payable                                                              1,000,000
                                                                        ------------

      Total current liabilities                                            1,672,769
                                                                        ------------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $1.00 par value; authorized 1,000,000 shares;                    --
no shares issued and outstanding
Common stock:
   Class A - no par value; authorized 10,000,000,000 shares;
             22,459,530 shares issued, 20,641,695 outstanding and            239,454
             1,817,835 shares held in escrow
   Class B - $.01 par value; authorized 50,000,000 shares;                        --
             no shares issued and outstanding
   Class C - $.01 par value; authorized 20,000,000 shares;                        --
             no shares issued and outstanding
Additional paid in Capital                                                 2,151,911
Accumulated deficit                                                       (3,747,371)
                                                                        ------------
      Total stockholders' (deficit)                                       (1,356,006)
                                                                        ------------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                             $    316,763
                                                                        ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                SPEECHSWITCH, INC
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                                       FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
SALES, net                                          $     44,762    $     45,992    $     37,429    $     30,782

COST OF SALES                                             18,400          20,729          11,250          13,361
                                                    ------------    ------------    ------------    ------------

GROSS PROFIT                                              26,362          25,263          26,179          17,421
                                                    ------------    ------------    ------------    ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                         61,934          43,024          24,919          36,310
   General and administrative expenses                   174,160         206,542          90,784          69,829
   Research and development expenses                      30,217          20,110          14,125          20,110
   Depreciation and amortization                           1,702              --             851              --
                                                    ------------    ------------    ------------    ------------
Total selling general and administrative expenses        268,013         269,676         130,679         126,249
                                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                    (241,651)       (244,413)       (104,500)       (108,828)
                                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Other income                                            4,322           3,028           2,280           1,761
   Write-off of financing costs                               --         (20,000)             --              --
   Interest expense                                     (142,888)        (23,487)        (41,317)        (12,466)
                                                    ------------    ------------    ------------    ------------
Total other income (expense)                            (138,566)        (40,459)        (39,037)        (10,705)
                                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                (380,217)       (284,872)       (143,537)       (119,533)

PROVISION FOR INCOME TAXES                                    --              --              --              --
                                                    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                $   (380,217)   $   (284,872)   $   (143,537)   $   (119,533)
                                                    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
   Basic and diluted                                $      (0.03)   $      (0.03)   $      (0.01)   $      (0.01)
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                                  15,197,940      10,050,000      17,726,441      10,050,000
                                                    ============    ============    ============    ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                               SPEECHSWITCH, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                    2006            2005
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $   (380,217)   $   (284,872)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
   Depreciation and amortization                                       1,702           1,200
   Issuance of common stock for repayment of legal fees               42,000              --
   Issuance of common stock for repayment of promissory note          53,626              --
   Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable                       7,888          (3,763)
      (Increase) in inventory                                             --          (1,664)
      Decrease in prepaid expenses                                       410              --
      Increase in accounts payable and accrued liabilities            45,188          15,715
      Increase in due to related parties                              10,576          61,366
      Increase in deferred maintenance contracts                         367             744
                                                                ------------    ------------

      Total cash (used in) operating activities                     (218,460)       (211,274)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock through equity financing                 126,296              --
   Issuance costs incurred through equity financing                  (19,496)             --
   Sale of convertible debentures                                         --         200,000
                                                                ------------    ------------

      Net cash provided by financing activities                      106,800         200,000
                                                                ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         (111,660)        (11,274)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      399,720         576,232
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $    288,060    $    564,958
                                                                ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                             $         --    $         --
                                                                ============    ============
   Income taxes                                                 $         --    $         --
                                                                ============    ============

SUPPLEMENTAL NON-CASH FLOW INFORMATION
   Common stock issued for professional services rendered       $     42,000    $         --
                                                                ============    ============
   Common stock issued for repayment of promissory note         $     53,626    $         --
                                                                ============    ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 and 2005


NOTE 1 - BACKGROUND
-------------------

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

SpeechSwitch, Inc. ("SpeechSwitch" or "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice, Inc."). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 and thereafter assigned to the Company.

In September 2004, the Board of Directors of iVoice, Inc. the former parent of the Company, resolved to pursue the separation of iVoice, Inc. software business into three publicly owned companies. SpeechSwitch intends to continue to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition.

A spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into SpeechSwitch (the "Spin-off"). The Class A Common

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 1 - BACKGROUND (Continued)
-------------------------------

Stock shares of the Company were distributed to iVoice, Inc. shareholders in the form of a taxable special dividend distribution.

In conjunction with the Spin-off, SpeechSwitch entered into a temporary administrative service agreement with iVoice, Inc.. This agreement will continue on a month-to-month basis until such time as we are able to replace any or all of the services currently being provided by iVoice, Inc..

On August 5, 2005, SpeechSwitch assumed $190,000 in accrued liabilities and related party debt incurred by iVoice, Inc.. The debt assumed is convertible into SpeechSwitch Class B Common Stock at the option of the holder as later described in these notes.

On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of the SpeechSwitch from iVoice, Inc. was declared effective and the Company immediately embarked on the process to spin off SpeechSwitch from iVoice, Inc..


NOTE 2 - BUSINESS OPERATIONS
----------------------------

The Company will continue to develop, market and license the lines of business relating to iVoice, Inc.'s Speech-Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice, Inc.. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company's software.


NOTE 3 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, Inc., and reflected significant assumptions and allocations. The Company has relied on iVoice, Inc. for administrative, management, research and other services.

As of June 30, 2006, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005


NOTE 3 - GOING CONCERN (Continued)
----------------------------------

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a) Basis of Presentation

The accompanying financial statements up through August 4, 2005, have been derived from the consolidated financial statements and accounting records of iVoice, Inc. using the historical results of operations and historical basis of assets and liabilities of the Company's Interactive Voice Response business. Management believes the assumptions underlying the financial statements are reasonable.

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

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)
--------------------------------------------------------------

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

e) Research and development costs

Research and development costs are charged to operations as incurred.

f)  Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the six months ended June 30, 2006 and 2005, advertising expense amounted to $2,546 and $5,444, respectively.

g)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at June 30, 2006 were $211,223.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

i) Intangible Assets

In May and in December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment. In doing so, management has determined there has been no impairment of the intangible assets at June 30, 2006.

j) Earnings (Loss) Per Share

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

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

The weighted shares used in the computation are as follows:

                         Six Months ended                Three Months ended
                   June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                   -------------   -------------   -------------   -------------
Basic and Diluted
   EPS Purposes      15,197,940     10,050,000       17,726,441      10,050,000

The Company had no common stock equivalents at June 30, 2006 and 2005, respectively.

k) Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005. Prior to December 31, 2005, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. For the six months ended June 30, 2006, FAS 126R did not have any impact on the financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows for the six months ended June 30, 2006.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position, results of operations, and cash flows.


NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice, Inc. for $24,000 in May and December 2003. The asset is reflected at its original cost net of accumulated amortization of $13,172, from the date acquired by iVoice, Inc.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 5 - INTANGIBLE ASSETS (Continued)
--------------------------------------

In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company has determined no impairment of goodwill or other indefinite-lived intangible assets was necessary at June 30, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice, Inc.. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice, Inc. or can provide these services for itself.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice, Inc. and non-executive Chairman of the Board of SpeechSwitch. This amount is related to funds loaned to iVoice, Inc. and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of prime plus 2.0% (10.25% at June 30, 2006) per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or
(iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

During the six months ended June 30, 2006, Mr. Mahoney received 1,556,250 shares of Class A common stock as a repayment of $12,450 to reduce the promissory note. As of June 30, 2006, the outstanding balance due to Mr. Mahoney is $177,550 plus accrued interest of $14,559. The prime rate at June 30, 2006 is 8.25%.

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

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

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

During the six months ended June 30, 2006, Mr. Mahoney deferred $23,027 of his compensation. As of June 30, 2006, the outstanding balance due to Mr. Mahoney is $126,243 for his deferred compensation.


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

At June 30, 2006 and 2005, deferred tax assets consist of the following:

                                    For the six months ended June 30,
                                    ---------------------------------
                                          2006             2005
                                       ---------        ---------
     Deferred tax assets               $ 340,000        $       0
       Less: Valuation allowance        (340,000)               0
                                       ---------        ---------
     Net deferred tax assets           $       0        $       0
                                       =========        =========


At June 30, 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $1,000,000 available to offset future taxable income. Prior to August 5, 2005, the Company was a wholly owned subsidiary of iVoice, Inc. and as such, did not have access to any of the federal net operating loss carry forwards from the parent. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 8 - DEBT
-------------

On August 12, and November 19, 2004, SpeechSwitch, Inc. issued an aggregate $800,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of the convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $1,000,000, $800,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $200,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $200,000 was advanced to the Company.

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each week thereafter until the principal is paid in full. The promissory notes mature on September 5, 2006 with a lump sum payment due of any remaining principal and interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made. As of June 30, 2006, the principal balance on the note is $1,000,000 plus accrued interest of $176,537.

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (which was amended and restated on December 12, 2005) whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of June 30, 2006, the Company has sold 7,370,165 shares of Class A Common Stock to Cornell Capital for proceeds of $106,800, which are net of fees and discounts of $19,496.

During February 2006, pursuant to the terms of the Registration Rights Agreement with Cornell Capital Partners, the Company's registration statement on Form SB-2 with the Securities and Exchange Commission was declared effective.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2006, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of June 30, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, 22,459,530 shares were issued, 20,641,695 shares were outstanding and 1,817,835 shares held in escrow.

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

For the six months ending June 30, 2006, the Company had the following transactions in its Class A common stock:


o The Company issued 1,000,000 shares of Class A common stock, with a total value of $8,000 as repayment of accrued legal fees. The fair market value of the shares was $42,000, resulting in a charge to beneficial interest of $34,000.

o The Company issued 1,556,250 shares of Class A common stock, with a total value of $12,450 to an officer of the Company as repayment of promissory note. The fair market value of the shares was $53,626, resulting in a charge to beneficial interest of $41,176.

o The Company issued 7,370,165 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $126,296.

o The Company issued 1,817,835 shares held in escrow pursuant to the Standby Equity Distribution Agreement with Cornell Capital Partners.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 9 - CAPITAL STOCK (Continued)
----------------------------------

c) Class B Common Stock

As of June 30, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2006, no shares were issued or outstanding.

d) Class C Common Stock

As of June 30, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2006, no shares were issued or outstanding.

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

The Company did not issue any stock options for the six months ended June 30, 2006.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
                             JUNE 30, 2006 and 2005

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

o On March 21, 2006, the Company entered into a Patent Purchase Agreement with Lamson Holdings LLC, for the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications. The patents and/or patent applications being transferred in this purchase agreement are owned by SpeechSwitch and relate to various Voice Activated/Voice Responsive systems developed by SpeechSwitch's predecessor iVoice, Inc., including voice-based computer address book systems and other voice-based technology. On July 28, 2006, we consummated the sale of patents to Lamson Holdings LLC for the net proceeds of $144,000.

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

OVERVIEW AND PLAN OF OPERATION

     Prior to August 5, 2005, the Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, Inc., and reflected significant assumptions and allocations. These financial statements do not necessarily reflect the financial position, results of operations and cash flows of SpeechSwitch had it been a stand-alone entity.

     SpeechSwitch seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide SpeechSwitch with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, SpeechSwitch's business was formed from the contribution by iVoice, Inc. of certain assets and related liabilities on or about August 5, 2005. In connection with this Spin-off by iVoice, Inc., iVoice, Inc. assigned and conveyed to SpeechSwitch its speech recognition software business and related liabilities, including all intellectual property of iVoice, Inc. relating to the speech recognition software business. The board and management of iVoice, Inc. elected not to transfer any part of the working cash balance of iVoice, Inc. to SpeechSwitch. Based upon the current intention of SpeechSwitch not to conduct any research and development or hire additional employees and instead to focus on the sale of the existing speech recognition technology, the board has determined that, on balance, SpeechSwitch has the ability to satisfy its working capital needs as a whole. The board and management of iVoice, Inc. also determined that SpeechSwitch has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

     The emerging nature of the speech recognition software industry and unforeseen expenses from the separation from iVoice, Inc., make it difficult to assess the future growth of SpeechSwitch.

     The speech recognition software business has operated at a loss in the past for iVoice, Inc., and as an independent company such losses may continue or increase. Additionally, SpeechSwitch's business has relied on iVoice, Inc. for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, SpeechSwitch has developed and maintains its own credit and banking relationships and performs its own financial and investor relation functions. SpeechSwitch may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products. Total revenues for the six months ended June 30, 2006 and June 30, 2005 were $44,762 and $45,992, respectively. The decrease of $1,230 was due to lower software and maintenance renewals when compared to the prior year. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products.

     Gross margin for the six months ended June 30, 2006 and June 30, 2005 was $26,362 and $25,263, respectively. The increase in gross margin is the results of a favorable mix between turn-key systems and software only sales. The software portion of the sales and the maintenance revenues carry no direct costs.

     Total operating expenses decreased to $268,013 for the six months ended June 30, 2006 from $269,676 for the six months ended June 30, 2005, a decrease of $1,663. This decrease in the current six months is primarily attributable to the net decrease in payroll expenses of $28,495 and lower administrative services fees of $16,674 offset by increased professional fees and insurance costs of $48,993 associated with being a public reporting company.

     Total other income (expense) for the six months ended June 30, 2006 were ($138,566), as compared to ($40,459) for the six months ended June 30, 2005, an increase of $98,107. During the six months ending June 30, 2006, SpeechSwitch recorded $67,712 of interest expense, $75,176 of beneficial interest charged to interest expense and $4,322 of interest income. In the six months ending June 30, 2005, SpeechSwitch recorded $23,487 of interest expense, $20,000 of financing costs and $3,028 of interest income. The finance costs were for fees paid to Cornell Capital Partners for additional financing arrangements. The interest income was interest earned on the cash accounts. The interest expense was for accrued interest on related party loans and Cornell promissory notes.

     Net loss for the six months ended June 30, 2006 was $380,217 as compared to a loss of $284,872 for the six months ended June 30, 2005. The increase in net loss of $95,345 was the result of the factors discussed above.

     As of June 30, 2006, SpeechSwitch had three full-time employees and one part-time employee.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products. Total revenues for the three months ended June 30, 2006 and June 30, 2005 were $37,429 and $30,782, respectively. The increase is primarily attributed to higher software sales. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products.

     Gross margin for the three months ended June 30, 2006 and June 30, 2005 was $26,179 and $17,421, respectively. The increase in gross margin is a result of increased product sales and a favorable mix of software versus hardware sales during the quarter. Software sales carry no direct costs .

     Total operating expenses increased to $130,679 for the three months ended June 30, 2006 from $126,249 for the three months ended June 30, 2005, an increase of $4,430. This increase in the current three months is primarily attributable to the increase of professional fees and insurance of $24,549 associated with being a public reporting company. These increases were offset by decreases in payroll expenses of $8,825, lower administrative services fees of $8,337 and lower travel and entertainment expenses of $3,792

     Total other income (expense) for the three months ended June 30, 2006 were ($39,037), as compared to ($10,705) for the three months ended June 30, 2005, an increase of $28,332. During the three months ending June 30, 2006, SpeechSwitch recorded $34,141 of interest expense, $7,176 of beneficial interest charged to interest expense and $2,280 of interest income. In the three months ending June 30, 2005, SpeechSwitch recorded $12,466 of interest expense and $1,761 of interest income. The interest income was interest earned on the cash accounts. The interest expense was for accrued interest on related party loans and Cornell promissory notes.

     Net loss for the three months ended June 30, 2006 was $143,537 as compared to a loss of $119,533 for the three months ended June 30, 2005. The increase in net loss of $24,004 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     To date, SpeechSwitch has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

     On August 12 and November 19, 2004, SpeechSwitch issued an aggregate of $800,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, SpeechSwitch's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount with an additional loan of $200,000 bringing the promissory note to an aggregate principal of $1 million. These promissory notes accrue interest at rate of 12% per annum, but are not convertible into any equity security of SpeechSwitch. In connection with the issuances of the secured convertible debentures, SpeechSwitch paid a fee to Cornell equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, SpeechSwitch received a credit for fees that would otherwise have been payable upon the issuance of the $800,000 in replacement notes. SpeechSwitch paid Cornell Capital Partners a fee of $20,000 in connection with its $200,000 additional borrowing. The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice, Inc. has also guaranteed the payment of all amounts payable by SpeechSwitch pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

     On August 31, 2005, SpeechSwitch executed a Standby Equity Distribution Agreement with Cornell (which was amended and restated on December 12, 2005), pursuant to which SpeechSwitch may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five consecutive trading days following the date that SpeechSwitch delivers to Cornell a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell is entitled to receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that a registration statement in respect of the shares to be distributed pursuant to the SEDA becomes effective.

     We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition and our business. Management believes that its going-forward expenses for the twelve months following the date of the Spin-off, August 5, 2005, will be approximately $520,000, which includes salaries for SpeechSwitch's officers and employees, and, assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur liabilities, for the year ending December 31, 2006, of approximately $520,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice, Inc.. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to Cornell, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

     On August 5, 2005, SpeechSwitch assumed an aggregate of $190,000 in liabilities from iVoice, Inc. and iVoice, Inc. assigned to SpeechSwitch assets having an aggregate book value of $16,800. SpeechSwitch believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

     SpeechSwitch assumed from iVoice, Inc. an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice, Inc. in July 2000 that was used to develop the automated speech attendant software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice, Inc.. Pursuant to the terms of the promissory note, SpeechSwitch, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed,
(ii) the number of shares of Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or
(iii) payment of the principal of this note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

     During the six months ended June 30, 2006, the Company had a net decrease in cash of $111,660. The Company's principal sources and uses of funds were as follows:

     Cash used by operating activities. The Company used $ 218,460 in cash for operating activities in the six months ended June 30, 2006. This was primarily the result of the cash used to fund the cash loss from current operating activities offset by increases in vendor payables and related party accounts.

     Cash provided by financing activities. Financing activities in the six months ended June 30, 2006 provided a total of $ 106,800 in cash. This consisted of net proceeds from the issuance of common stock through equity financing with Cornell Capital Partners.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the time period covered by this report, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagel, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform time and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures.

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


SpeechSwitch, Inc


By: /s/ Bruce R. Knef                                      Date: August 14, 2006
    ---------------------------
    Bruce R. Knef, President,
    Chief Executive Officer and
    Principal Financial Officer

                                Index of Exhibits

     31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002