Form 10QSB
period 2006-09-30
SpeechSwitch, Inc.
filed 2006-11-14
CIK 1307989

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      -OR-

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

Number of shares of Class A Common Stock, no par value, outstanding as of
November 10, 2006:   31,266,197
================================================================================

                                TABLE OF CONTENTS
                                -----------------



PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements (Unaudited)

                  Balance Sheet - September 30, 2006 ...................       2

                  Statements of Operations -
                  For the nine months and three months ended
                  September 30, 2006 and 2005 ..........................       3

                  Statements of Cash Flows -
                  For the nine months ended September 30, 2006
                  and 2005 .............................................       4

                  Notes to Condensed Financial Statements ..............  5 - 16

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition or Plan of Operation ............. 17 - 22

         Item 3.  Controls and Procedures ..............................      23




PART II. OTHER INFORMATION

         Item 6.  Exhibits .............................................      24

                               SPEECHSWITCH, INC.
                       CONDENSED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2006


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents                                      $   353,496
  Accounts receivable                                                 20,402
  Prepaid expenses                                                    15,555
                                                                 -----------

      Total current assets                                           389,453
                                                                 -----------

OTHER ASSETS
  Intangible assets, net                                               9,976
                                                                 -----------

TOTAL ASSETS                                                     $   399,429
                                                                 ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $   407,854
  Due to related parties                                             144,313
  Notes payable to related parties                                   155,546
  Deferred maintenance contracts                                       1,181
  Sales tax payable                                                      921
  Notes payable                                                    1,000,000
                                                                 -----------

      Total current liabilities                                    1,709,815
                                                                 -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $1.00 par value; authorized 1,000,000 shares;          --
  no shares issued and outstanding
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
   29,366,197 shares issued, 28,403,568 shares outstanding
   and 962,629 shares in escrow                                      314,229
  Class B - $.01 par value; authorized 50,000,000 shares;               --
   no shares issued and outstanding
  Class C - $.01 par value; authorized 20,000,000 shares;               --
   no shares issued and outstanding
Additional paid in Capital                                         2,147,688
Accumulated deficit                                               (3,772,303)
                                                                 -----------
      Total stockholders' (deficit)                               (1,310,386)
                                                                 -----------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                      $   399,429
                                                                 ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                SPEECHSWITCH, INC
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                            For the Nine Months Ended       For the Three Months Ended
                                                                   September 30,                   September 30,
                                                           ----------------------------    ----------------------------
                                                               2006            2005            2006            2005
                                                           ------------    ------------    ------------    ------------
SALES, net                                                 $    240,484    $     81,029    $    195,722    $     35,037

COST OF SALES                                                    36,026          38,654          17,626          17,925
                                                           ------------    ------------    ------------    ------------

GROSS PROFIT                                                    204,458          42,375         178,096          17,112
                                                           ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling and marketing expenses                                97,130          79,445          35,196          36,421
   General and administrative expenses                          264,168         455,840          90,009         249,298
   Research and development expenses                             46,956          35,110          16,739          15,000
   Depreciation and amortization                                  2,554           1,244             851           1,244
                                                           ------------    ------------    ------------    ------------
Total selling, general and administrative expenses              410,808         571,639         142,795         301,963
                                                           ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                  (206,350)       (529,264)         35,301        (284,851)
                                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Other income                                                   7,175           5,430           2,854           2,402
   Write-off of financing costs                                    --           (20,000)           --              --
   Interest expense                                            (205,974)        (79,658)        (63,087)        (56,171)
                                                           ------------    ------------    ------------    ------------
Total other income (expense)                                   (198,799)        (94,228)        (60,233)        (53,769)
                                                           ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES       (405,149)       (623,492)        (24,932)       (338,620)

PROVISION FOR INCOME TAXES                                         --              --              --              --
                                                           ------------    ------------    ------------    ------------

NET (LOSS) APPLICABLE TO COMMON SHARES                     $   (405,149)   $   (623,492)   $    (24,932)   $   (338,620)
                                                           ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE
   Basic and diluted                                       $      (0.02)   $      (0.06)   $      (0.00)   $      (0.03)
                                                           ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                                         17,590,251      10,013,984      22,296,862      10,013,984
                                                           ============    ============    ============    ============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                               SPEECHSWITCH, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                         2006           2005
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                           $  (405,149)   $  (623,492)
   Adjustments to reconcile net (loss) to net cash (used in)
   operating activities
   Depreciation and amortization                                           2,554          1,200
   Issuance of common stock for repayment of legal fees                   56,850           --
   Issuance of common stock for repayment of deferred compensation        78,733           --
   Issuance of common stock for public relations fees                      8,595           --
   Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                     (508)        (3,763)
      (Increase) in inventory                                               --           (1,664)
      (Increase) in prepaid expenses                                      (9,276)          --
      Increase in accounts payable and accrued liabilities                86,761         15,715
      Increase in due to related parties                                   6,643         61,366
      Increase (decrease) in deferred maintenance contracts                 (227)           744
                                                                     -----------    -----------
      Total cash (used in) operating activities                         (175,024)      (549,894)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock through equity financing                     152,519           --
   Issuance costs incurred through equity financing                      (23,719)          --
   Sale of convertible debentures                                           --          200,000
                                                                     -----------    -----------
      Net cash provided by financing activities                          128,800        200,000
                                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              (46,224)      (349,894)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          399,720        576,232
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $   353,496    $   226,338
                                                                     ===========    ===========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                  $      --      $      --
                                                                     ===========    ===========
   Income taxes                                                      $      --      $      --
                                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
For the nine months ended September 30, 2006:

     The Company issued 2,250,000 shares of Class A common stock, with a total value of $14,800 for legal services of the Company as repayment of accrued legal fees. The fair market value of the shares was $56,850, resulting in a charge to beneficial interest of $42,050.

     The Company issued 4,012,917 shares of Class A common stock, with a total value of $25,814 to an officer of the Company as repayment of promissory note. The fair market value of the shares was $78,733, resulting in a charge to beneficial interest of $51,919.

     The Company issued 10,425,371 shares of Class A common stock per the Equity Line of Credit with Cornell Capital for the net proceeds of $128,800.

     The Company issued 1,000,000 shares of Class A common stock of the Company as payment of Public Relations fees, value of the stock was $8,595.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006


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

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 1 - BACKGROUND (CONTINUED)
-------------------

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

As of September 30, 2006, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans on developing new products and increasing their sales to existing customers, to achieve profitability and to generate a positive cash flow. Management has also received assurances from Cornell Capital Partners that the Company can continue to draw down on their SEDA to fund the working capital needs.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


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

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

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

f)       Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the nine months ended September 30, 2006, and 2005, advertising expense amounted to $4,344 and $5,942, respectively.

g)       Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at September 30, 2006 were $266,418.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

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

i)       Intangible Assets

In May and in December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment. In doing so, management has determined there has been no impairment of the intangible assets at September 30, 2006.

j)       (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The computation of basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

The weighted shares used in the computation are as follows:

                           Nine Months ended             Three Months ended
                      ---------------------------   ---------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2006           2005           2006           2005
                      ------------   ------------   ------------   ------------
Basic and Diluted
EPS Purposes            17,590,251     10,013,984     22,296,862     10,013,984


The company had no common stock equivalents at September 30, 2006.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

k)       Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005. The Adoption of FAS 123R has not had any effect on the financial Statement of the company.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company's financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not anticipated to have a material impact on the Company's financial position or results of operations.


NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. Another patent was purchased on August 26, 2005, which is included in this amount. The asset is reflected at its original cost net of accumulated amortization of $14,024 from the date acquired by iVoice. The assets are being amortized over a 5-year period.

In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company has determined no impairment of goodwill or other indefinite-lived intangible assets was necessary at September 30, 2006.


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

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------

prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest.

During the nine months ended September 30, 2006, Mr. Mahoney received 4,012,917 shares of class A stock as a repayment of $25,814 to reduce the promissory note. As of September 30, 2006, the outstanding balance due to Mr. Mahoney is $155,546 plus accrued interest of $22,453.

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

During the nine months ended September 30, 2006, Mr. Mahoney deferred $41,097 of his compensation. As of September 30, 2006, the outstanding balance due to Mr. Mahoney is $144,313.


NOTE 7 - INCOME TAXES
---------------------

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2006, deferred tax assets consist of the following:

         Deferred tax assets                $     275,000
         Less: Valuation allowance               (275,000)
                                            -------------
         Net deferred tax assets            $     -0-
                                            =============

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 7 - INCOME TAXES (CONTINUED)
---------------------

At September 30, 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $817,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 8 - DEBT
-------------

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of the convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes are in the aggregate amount of $1,000,000, $800,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $200,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $200,000 was advanced to the Company.

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. In addition, as a result of the default, the interest rate has been increased to 18%. To date, no weekly principal payments have been made.


NOTE 9 - STANDBY EQUITY DISTRIBUTION AGREEMENT
----------------------------------------------

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (was amended and restated on December 12, 2005) whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of September 30, 2006, the Company has sold 10,425,371 shares of Class A Common Stock to Cornell Capital for proceeds of $128,800, which are net of fees and discounts of $23,719.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 9 - STAND BY EQUITY DISTRIBUTION AGREEMENT (CONTINUED)
-----------------------------------------------

During February 2006, pursuant to the Standby Equity Distribution Agreement with Cornell Capital Partners, the Company's registration statement on Form SB-2 with the Securities and Exchange Commission was declared effective.


NOTE 10 - CAPITAL STOCK
-----------------------

Pursuant to SpeechSwitch's certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of SpeechSwitch's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

a)       Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of September 30, 2006, SpeechSwitch has not issued any shares of Preferred Stock.

b)       Class A Common Stock

As of September 30, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, 29,366,197 shares were issued, 28,403,568 shares were outstanding and 962,629 shares in escrow.

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

For the nine months ending September 30, 2006, the Company had the following transactions in its Class A common stock:

     o The Company issued 2,250,000 shares of Class A common stock, with a total value of $14,800 for legal services of the Company as repayment of accrued legal fees. The fair market value of the shares was $56,850, resulting in a charge to beneficial interest of $42,050.

     o The Company issued 4,012,917 shares of Class A common stock, with a total value of $25,814 to an officer of the Company as repayment of promissory note. The fair market value of the shares was $78,732, resulting in a charge to beneficial interest of $51,918.

                               SPEECHSWITCH, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 10 - CAPITAL STOCK (CONTINUED)
-----------------------

     o Pursuant to the terms of the Escrow Agreement, the Company deposits shares with David Gonzalez, Esq. as Escrow Agent for distribution upon the sales of shares to Cornell Capital. During this period, the Company issued 11,388,000 shares of Class A common stock to the Escrow Agent and the Escrow agent subsequently issued 10,425,371 shares of Class A common stock to Cornell Capital for the net proceeds of $128,800. The balance of the shares held by the Escrow Agent at September 30, 2006 was 962,629.

     o The Company issued 1,000,000 shares of Class A common stock of the Company as payment of Public Relations fees, value of the stock was $8,595.

c)        Class B Common Stock

As of September 30, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2006, no shares were issued or outstanding.

d)        Class C Common Stock

As of September 30, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2006, no shares were issued or outstanding.


NOTE 11 - STOCK OPTIONS
-----------------------

STOCK OPTION PLANS

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employee.

The Company did not issue any stock options for the nine months ended September 30, 2006.

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

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

         All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products and the sale of our patents. Total revenues for the nine months ended September 30, 2006 and September 30, 2005 were $240,484 and $81,029, respectively. In 2006, product installations and maintenance accounted for $105,175 in sales and patent sales were $135,360. Prior to August 5, 2005, the speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources".

         Gross margin for the nine months ended September 30, 2006 and September 30, 2005 was $204,458 and $42,375, respectively, for an increase of $162,083. $135,360 of the increase was from the sale of the patents and the remaining amounts were from the increased product installations and maintenance sales during the same period.

         Total operating expenses decreased to $410,808 for the nine months ended September 30, 2006 from $571,637 for the nine months ended September 30, 2005, a decrease of $160,831. This decrease in the current nine months is primarily attributable to the decrease of administrative expenses for legal and professional fees incurred in 2005 for registering the Company.

         Total other income (expense) for the nine months ended September 30, 2006 were an expenses of $198,799, as compared to an expense of $94,228 for the nine months ended September 30, 2005, an increase of $104,571. During the nine months ending September 30, 2006, SpeechSwitch recorded $111,006 of interest expense, $94,968 of beneficial interest charged to interest expense and $7,175 of interest income. In the nine months ending September 30, 2005, SpeechSwitch recorded $79,658 of interest expense, $20,000 for financing costs and $5,430 of interest income. The finance costs were for fees paid to Cornell Capital Partners for additional financing arrangements. The other income was primarily from interest earned on the cash accounts. The interest expense was for accrued interest on related party debts and on the Cornell Promissory Notes.

         Net loss for the nine months ended September 30, 2006 was $405,149 as compared to a loss of $623,492 for the nine months ended September 30, 2005. The decrease in net loss of $218,343 was the result of the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

         All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products and the sale of our patents. Total revenues for the three months ended September 30, 2006 and September 30, 2005 were $195,722 and $35,037, respectively. In 2006, product installations and maintenance accounted for $60,362 in sales and patent sales were $135,360. Prior to August 5, 2005, the speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources".

         Gross margin for the three months ended September 30, 2006 and September 30, 2005 was $178,096 and $17,112, respectively, for an increase of $160,984. $135,360 of the increase was from the sale of the patents and the remaining amounts were from the increased product installations and maintenance sales during the same period.

         Total operating expenses decreased to $142,795 for the three months ended September 30, 2006 from $301,963 for the three months ended September 30, 2005, a decrease of $159,168. This decrease in the current three months is primarily attributable to the decrease of legal fees, payroll expenses and printing costs incurred in 2005 for registering the Company.

         Total other income (expense) for the three months ended September 30, 2006 were an expenses of $60,233, as compared to an expense of $53,769 for the three months ended September 30, 2005, an increase of $6,464. During the three months ending September 30, 2006, SpeechSwitch recorded $43,293 of interest expense, $19,793 of beneficial interest charged to interest expense and $2,854 of interest income. In the three months ending September 30, 2005, SpeechSwitch recorded $56,171 of interest expense and $2,402 of interest income. The other income was primarily from interest earned on the cash accounts. The interest expense was for accrued interest on related party debts and on the Cornell Promissory Notes.

         Net loss for the three months ended September 30, 2006 was $24,932 as compared to a loss of $338,620 for the three months ended September 30, 2005. The decrease in net loss of $313,688 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         To date, SpeechSwitch has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

         We have satisfied the conditions of the SEDA and we have sold and will continue to sell shares of our Class A Common Stock to Cornell Capital Partners to generate capital necessary to sustain our operations.

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

         On August 31, 2005, SpeechSwitch executed a Standby Equity Distribution Agreement with Cornell (was amended and restated on December 12, 2005), pursuant to which SpeechSwitch may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five consecutive trading days following the date that SpeechSwitch delivers to Cornell a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell is entitled to receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that the registration statement became effective.

         We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition and our business. Management believes that its going-forward expenses for the following twelve months will be approximately $466,000, which includes salaries for SpeechSwitch's officers and employees, and, assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur liabilities of approximately $466,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to Cornell, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

         During the nine months ended September 30, 2006, the Company had a net decrease in cash of $46,224. The Company's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. The Company used $175,024 in cash for operating activities in the nine months ended September 30, 2006. This was primarily the result of the cash used to fund the loss from current operating activities.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2006 provided a total of $ 128,800 in cash. This consisted of net proceeds from the issuance of common stock through equity financing with Cornell Capital Partners.


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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Based upon his evaluation as of the end of the time period covered by this report, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended September 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.



CHANGES IN INTERNAL CONTROLS

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS


         10.1 Patent Purchase Agreement dated April 20, 2006 by and between SpeechSwitch, Inc. and Lamson Holdings, LLC filed with the Commission as Exhibit 10.1 to the Current Report on Form 8-K dated July 28, 2006 which is incorporated by reference herein.

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




SpeechSwitch, Inc



By: /s/ Bruce R. Knef                                  Date:   November 14, 2006
    ----------------------------------------------------------------------------
    Bruce R. Knef, President,
    Chief Executive Officer and
    Principal Financial Officer

                                INDEX OF EXHIBITS
                                -----------------



         10.1 Patent Purchase Agreement dated April 20, 2006 by and between SpeechSwitch, Inc. and Lamson Holdings, LLC filed with the Commission as Exhibit 10.1 to the Current Report on Form 8-K dated July 28, 2006 which is incorporated by reference herein.

         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002