Form 10QSB/A
period 2006-09-30
SpeechSwitch, Inc.
filed 2007-01-16
CIK 1307989

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

Explanatory Note. Part I Item 3, Controls and Procedures has been revised.

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




SpeechSwitch, Inc




By: /s/ Bruce R. Knef                                   Date:   January 16, 2007
    ----------------------------------------------------------------------------
    Bruce R. Knef, President,
    Chief Executive Officer and
    Principal Financial Officer

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