Form 10QSB/A
period 2006-09-30
SpeechSwitch, Inc.
filed 2007-02-07
CIK 1307989

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

     A material weakness in the Company's internal controls existed as of September 30, 2006. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

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




SpeechSwitch, Inc




By: /s/ Bruce R. Knef                                   Date:   February 7, 2007
    ----------------------------------------------------------------------------
    Bruce R. Knef, President,
    Chief Executive Officer and
    Principal Financial Officer

                                INDEX OF EXHIBITS
                                -----------------



         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002