Form 10KSB
period 2006-12-31
SpeechSwitch, Inc.
filed 2007-04-02
CIK 1307989

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               SPEECHSWITCH, INC.
                 (Name of small business issuer in its charter)

          NEW JERSEY                                     20-1862816
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       750 HIGHWAY 34, MATAWAN, NJ                          07747
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year. $254,414

As of March 26, 2007, the Registrant had 30,640,651 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $177,125.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

PART I
Item 1. Description of business                                               3
Item 2. Description of property                                              24
Item 3. Legal proceedings                                                    24
Item 4. Submission of matters to a vote of security holders                  24

PART II
Item 5. Market for common equity and related stockholder matters.            25
Item 6. Management's discussion and analysis or plan of operations.          30
Item 7. Financial statements                                                 39
Item 8A. Controls & Procedures                                               39


PART III
Item 9. Directors, executive officers, promoters and control persons,
    compliance with Section 16(a) of the Exchange Act                        41
Item 10.Executive compensation.                                              44
Item 11.Security ownership of certain beneficial owners and management       47
Item 12.Certain relationships and related transactions                       48

Item 13.Exhibits                                                             49
Item 14. Principal Accountant Fees and Services                              54

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

SpeechSwitch, Inc. ("SpeechSwitch" or the "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation ("iVoice Technology 3") a previously wholly owned subsidiary of iVoice. When we refer to or describe any agreement, contract or other obligation of the Company in this Report, we may also be referring to an agreement, contract or other obligation assigned to the Company by the assignor, iVoice Technology 3.

In September 2004, the Board of Directors of iVoice, Inc., the former parent of the Company, resolved to pursue the separation of iVoice's software business into three publicly owned companies. SpeechSwitch was formed to continue to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition. The Spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt (the "Spin-off") to SpeechSwitch. The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

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

OUR BUSINESS

We develop, market and license the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company's software. Our products are designed to be "people oriented", with features that can be readily used with out special training and manuals. Our product line of Speech SDK, incorporate this philosophy. SpeechSwitch markets, promotes and sells its speech-enabled products primarily through telephony reseller channels. The Company also sell direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices. The Company employs three full-time employees and one part-time employee. SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch. SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such businesses or operations. Currently, SpeechSwitch has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

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

Our Speech SDK product is a unique tool for software application developers, which provides the ability to convert common command and control functions to speech commands. The SDK allows software developers to write applications that can treat a user's voice as an input device, such as mouse, keyboard, or joystick. In addition to telephony applications, the SDK can be used to incorporate speech recognition into games, handheld devices and even household appliances.

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

iVoice Name Dialer is an automatic phone dialing system. The system imports the necessary contact information for dialing (names and phone numbers) from a variety of sources including, but not limited to, Microsoft Outlook, ACT, and Gold Mine. The imported names are then transcribed, through software, into a set of phonemes that are used for voice recognition. When the end user picks up the handset, the call is automatically transferred through the PBX, to the Name Dialer application running on a server machine. The user simply says the name of the person (whose name came from the contact list) and the Name Dialer places the call. This system has not been fully developed, and, as such, it not yet available for sale.

iVoice Speech Directory allows employees to pick up their phone, say the name of a co-worker they wish to speak to, and the Speech Directory will transfer the call. Just by speaking the person's name, the Speech Directory can also return an internal pager number, cell numbers and email listings through a voice activated telephony directory.

iVoice Speech Software Developers Kit (SDK) iVoice Speech SDK is a unique tool for software application developers, which provides the ability to convert common command and control functions to speech commands. The SDK allows software developers to write applications that can treat a user's voice as an input device, such as mouse, keyboard, or joystick. In addition to telephony applications, the SDK can be used to incorporate speech recognition into games, handheld devices and even household appliances.

SALES AND MARKETING

The speech recognition enterprise market is characterized by a business environment that has goals to improve customer communication and personalization as well as reduce the costs of customer contact, a historically time-and-money intensive operation. Furthermore, consumers are increasingly taking charge of this important interaction between enterprise and consumer; deciding where, when and how they want this communication. To address this new business paradigm, enterprises are increasingly applying innovative wireless, speech and web technologies to leverage existing customer service infrastructures in the creation of interactive, self-directed service applications. These new applications are designed to put the customer in control of the delivery of the information while allowing the enterprise control of the data. This serves to address the enterprise's objectives of improving the customer experience and reducing operating costs.

The Company's strengths are reflected in the speech recognition enterprise market as part of a suite of offerings that can be delivered as components or as part of a total, turnkey solution. These speech recognition solutions use the latest in technology to allow enterprises to automate increasingly complex interactions, enabling businesses to provide quick and timely communications with customers and business partners. Such technology enables enterprises to communicate with their customers through voice, web, e-mail, facsimile and other forms of communication on a variety of devices, including telephones, PCs, mobile phones and personal digital assistants ("PDAs").

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

SpeechSwitch will market its products directly and through more than 100 domestic and international re-sellers. The Company intends to enter into arrangements with resellers to broaden distribution channels and to increase its sales penetration to specific markets and industries. Distributors will be selected based on their access to the markets, industries and customers that are candidates for the products.

The Company is actively seeking strategic relationships with companies to build its developing partner program. The partner program will be built by establishing relationships in basic areas consisting of software and technology solution partners and system integration partners. These relationships will enhance the Company's technological strength, improve its market position, facilitate shorter time-to-market, enhance its ability to deliver end-to-end solutions, and broaden its market coverage.

Developing market possibilities will be crucial to our success. However, we cannot provide any assurance that we will be able to effectively market and sell our products for these uses or that they will be accepted by our perceived market.

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


DISTRIBUTION

As a product line of iVoice, Inc., our speech recognition software has produced sales revenues for the past three fiscal years. In the past, iVoice devoted limited resources to the marketing of our speech recognition software. The Company's future revenues depend on its ability to develop a customer base through the establishment of a reseller channel using various marketing and sales promotions.

SpeechSwitch will market its products directly, with a sales force, and through more than 100 domestic and international re-sellers. SpeechSwitch intends to enter into arrangements with resellers to broaden distribution channels and to increase its sales penetration to specific markets and industries. Distributors will be selected based on their access to the markets, industries and customers that are candidates for the products.

OEM AND RESELLER ACCOUNTS

While we have traditionally sold our product primarily on a direct basis, with our existing officers and employees fulfilling orders received by telephone and the internet, we will seek to obtain new OEM and reseller relationships that will serve as an extension of our sales team which has yet to be hired. We currently have no strategic alliances with any OEMs or resellers other than the existing relationship between iVoice's resellers and iVoice that are being transferred to us by iVoice for our benefit, nor do we have any current material negotiations with any OEM or other reseller. Ideally, an OEM agreement, which provides distribution of our software product along with the manufacturers own telecommunication equipment, could produce the most widespread distribution and acceptance of our product at minimal distribution costs. Many of the OEMs have extensive and established reseller channels that could provide an avenue of distribution for our software. To effectively manage these accounts, we will need to provide these resellers with product literature, pricing, and sales leads as well as technical training and support.

BUSINESS DEVELOPMENT

         Business development objectives at SpeechSwitch will be to focus on two primary functions as listed below:

1. Negotiate and secure strategic alliances related to our speech recognition products; and

2. Negotiate, secure and manage Original Equipment Manufacturer (OEM) and reseller accounts.

STRATEGIC ALLIANCES

SpeechSwitch's business development efforts will seek to engage and secure strategic alliances with related telecommunications businesses and professional organizations in order to develop co-marketing programs that will expand market share for our products and develop brand recognition. By entering into strategic alliances with companies that offer telecommunications devices or services to businesses or professional organizations whereby appointment setting and scheduling are of vital importance, we will seek to obtain access to an installed customer base as well as new sales opportunities of our products. SpeechSwitch has recently entered into certain of these strategic alliances, and is currently negotiating additional strategic alliances. To date no significant revenues have been generated as a result of any such co-marketing arrangements or alliances.

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

SUPPLIERS

Our suppliers include Dialogic Corporation (an Intel company) that distributes through a network of resellers for voiceboards, and Hewlett-Packard, Dell, and P.C. Mall for computer hardware components. Since our products are based and run on standard PC architecture and as result of our recent integration with TAPI, we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications. As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry.

INTELLECTUAL PROPERTY RIGHTS

We regard some features of our speech recognition software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology. We will seek to use copyright, trademarks, trade secret laws, confidentiality agreements and other measures if necessary to establish and protect our rights in our proprietary technology. We continue to review our technologies and processes with our patent attorneys to determine if it is possible to obtain any patents or statutory copyrights on any of our proprietary technology, which we believe to be material to our future success. If we were to file for any additional patent or copyright protection, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology before any patent or copyright protection is awarded to us. Any provisional patent application requires that we file one or more non-provisional patent applications within 12 months from the date of filing to specify the claims asserted for patent protection. Furthermore, there can be no assurance that any confidentiality agreements between our employees and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Pursuant to a Patent Purchase Agreement, dated April 20, 2006, we completed the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications to Lamson Holdings LLC. The patents and/or patent applications sold relate to various Voice

Activated/Voice Responsive systems developed by SpeechSwitch, including item locators for retail stores utilizing various unique identifying, data gathering and organizing, as well as user feedback techniques.

We received net proceeds of $144,000, after paying a commission to GlynnTech, Inc., which served as SpeechSwitch's licensing agent and assisted in the sale of the patents. However, the Company retained the rights to market the product.

We have three issued U.S. patents and one pending U.S. patent application. We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors' products and may be subject to invalidation claims.

Our first patent, for our Speech-Enabled Automatic Telephone Dialer, was issued in May 2003. This invention is a speech enabled automatic telephone dialer device system that uses a spoken name that corresponds to the name and telephone number data of computer-based address book programs. The Speech Enabled Name Dialer imports all of the names and telephone numbers from a user's existing Microsoft Outlook, ACT, Gold Mine or other contact management software and can automatically connect a caller with anyone the caller asks for. The caller simply picks up the phone, tells the Name Dialer the name of the person the caller wants to contact, and the Name Dialer finds the telephone number and dials for the caller.

Our second patent for our Speech-Enabled Automatic Telephone Dialer without the need for a Private Branch Exchange (PBX), was issued in December 2003. Although this patent is similar to our first patent, however, the PBX requirement is circumvented through the use of software.

Our third patent for our Speech-Enabled Automatic Telephone Dialer Name Dialer utilizing a Telephone Application Programming Interface (TAPI), was issued on September 6, 2005. This patent seeks to protect the use of the Name Dialer utilizing a Telephone Application Programming Interface (TAPI). The use of TAPI allows SpeechSwitch to integrate into different telephone PBX systems, eliminating the need for additional external hardware. Each phone system hardware provider provides a specific software driver that interfaces directly with the SpeechSwitch Name Dialer.

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

For the years ending December 31, 2006 and 2005, research and development expenditures consisted of $63,206 and $46,985, respectively, in salaries and wages to technical staff and $0 in technical hardware supplies, software tool-kits and technical publications.

LICENSES

We have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers.

EMPLOYEES

As of December 31, 2006, we had three full-time employees and one part-time employee. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

We have entered into employment agreements with our President and Chief Executive Officer (Mr. Knef) and our Non-Executive Chairman of the Board (Mr. Mahoney). Mr. Mahoney is a part-time employee; Mr. Knef will devote substantially all of his time to SpeechSwitch. Many services that would be provided by employees are currently being provided to SpeechSwitch by iVoice under the administrative services agreement. We do not currently have any plans to hire additional personnel and we expect our current officers and directors to continue to fulfill orders received by telephone and the Internet for SpeechSwitch products. However, if SpeechSwitch can obtain funds under the equity line of credit, SpeechSwitch will be able to devote more resources to expanding its personnel.

Within the industry, competition for key technical and management personnel is intense, and there can be no assurance that we can retain our future key technical and managerial employees or that, should we seek to add or replace personnel, we can assimilate or retain other highly qualified technical and managerial personnel in the future.

RISK FACTORS

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

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

SPEECHSWITCH WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

As a result of the Company's limited operating history, the currently difficult economic conditions of the telecommunications marketplace and the emerging nature of the speech recognition software industry, it may be difficult for you to assess our growth and earnings potential. The Company believes that due primarily to the relatively brief time its Speech Enabled Auto Attendant, Name Dialer and Speech SDK products have been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face, as they are described herein. We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

SPEECHSWITCH HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

Although iVoice has operated as a reporting public company since 2000 and has sold computerized telephony software since 1997, SpeechSwitch has a limited operating history as an independent public company. Historically, since the businesses that comprise each of SpeechSwitch and iVoice have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. Now that the Distribution has occurred, SpeechSwitch is able to rely only on the speech recognition software business for such requirements. iVoice operated the speech recognition software business from the first quarter of 2000 until August 5, 2005. The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, SpeechSwitch's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Now that the Distribution has occurred, SpeechSwitch will maintain its own credit and banking relationships and perform its own financial and investor relations functions. SpeechSwitch may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

OUR HISTORICAL INFORMATION HAS LIMITED RELEVANCE TO OUR RESULTS OF OPERATIONS AS A SEPARATE COMPANY.

The historical financial information we have included in this Report does not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because iVoice did not account for us as, and we were not operated as, a single stand-alone business for the periods presented. For more information about the preparation of our financial statements from the financial statements of iVoice, see "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

SPEECHSWITCH HAS RECEIVED A GOING CONCERN OPINION FROM ITS INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

SpeechSwitch has received a report from its independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors' opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our consolidated financial statements as a result of the going concern modification to the report of our independent registered public accounting firm. If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

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

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future. As of December 31, 2006, we have no outstanding convertible debentures. The promissory note of $143,376 and deferred compensation of $154,913 at December 31, 2006, plus deferred interest of $30,301 provides that, at Mr. Mahoney's option, principal and interest due on the note can be converted into shares of the Company's Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

In order to obtain working capital in the future, we intend to issue additional equity securities and convertible obligations.

In the event that the price of our Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of our Class A Common Stock:

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

IF SPEECHSWITCH LOSES THE SERVICES OF ANY KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers and directors, including Jerome R. Mahoney and Bruce R. Knef, our Non-Executive Chairman of the Board and our President, Chief Executive Officer and Chief Financial Officer, respectively. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. To minimize the effects of such loss, SpeechSwitch has entered into employment contracts with Jerome Mahoney and Bruce Knef. However, Mr. Knef's employment agreement will expire in November 2007.

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

MEMBERS OF SPEECHSWITCH'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION; SPEECHSWITCH DOES NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING CONFLICTS IN THE FUTURE.

Mr. Mahoney, a member of the board of directors, owns iVoice shares and has the right to convert $298,289 of loans and deferred compensation and $30,301 of accrued and unpaid interest, into 328,590 shares of SpeechSwitch Class B Common Stock which are convertible into the number of shares of SpeechSwitch Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A

Common Stock. In addition, Mr. Mahoney has the right to convert the amount of all accrued and unpaid interest on such indebtedness into one share of SpeechSwitch Class B Common Stock for each dollar of accrued and unpaid interest. As of the date of this filing, accrued and unpaid interest on this indebtedness was $30,301. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. In addition, Mr. Mahoney, the Non-Executive Chairman of the Board of SpeechSwitch serves as the Chairman of the Board and Chief Executive Officer of iVoice and we anticipate that he will continue to serve in such capacities. These relationships could create, or appear to create, potential conflicts of interest when SpeechSwitch's directors and management are faced with decisions that could have different implications for SpeechSwitch and iVoice. For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, SpeechSwitch and any other projects. Other examples could include potential business acquisitions that would be suitable for either SpeechSwitch or iVoice, activities undertaken by iVoice in the future that could be in direct competition with SpeechSwitch, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and SpeechSwitch following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of SpeechSwitch following the Distribution. Furthermore, SpeechSwitch does not have any formal procedure for resolving such conflicts of interest should they arise following the Distribution.

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

SPEECHSWITCH STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

On August 31, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners (which was amended and restated on December 12, 2005) to provide a $10 million equity line of credit. If working capital or future acquisitions are financed through the issuance of equity securities, such as through the possible sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., SpeechSwitch stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on SpeechSwitch shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the SpeechSwitch Class A Common Stock.

Except for the potential sale of our Class A Common Stock to Cornell Capital Partners on the terms of the Standby Equity Distribution Agreement, SpeechSwitch currently has no expectations or plans to conduct future equity offerings. Management believes that if the transactions contemplated by the Standby Equity Distribution Agreement are consummated, the Company will have sufficient capital resources to conduct its business as currently planned over the next 12-month period.

Cornell Capital Partners is under no obligation to purchase shares of Class A Common Stock under the Standby Equity Distribution Agreement unless certain conditions are satisfied by SpeechSwitch, including registering the Class A Common Stock. If SpeechSwitch cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not have sufficient capital resources to conduct our business on a long-term basis, which would have a material adverse effect on us and our financial condition. Management believes that its going-forward expenses over the next 12 months will be approximately $466,000 and, assuming that SpeechSwitch has no revenues, SpeechSwitch expects to increase liabilities by approximately $466,000, which includes salaries for SpeechSwitch's officers and employees for this period of approximately $292,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. Management believes that the deficiency between the Company's expenses and net revenues will be more than covered by the cash available from the proceeds of the secured promissory note. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the equity line of credit, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

SPEECHSWITCH FACES INTENSE PRICE-BASED COMPETITION FOR LICENSING OF ITS PRODUCTS, WHICH COULD REDUCE PROFIT MARGINS.

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

SPEECHSWITCH MAY BE UNSUCCESSFUL IN CONTINUING EXISTING DISTRIBUTION CHANNELS OR IN DEVELOPING NEW DISTRIBUTION CHANNELS.

Due to our limited operating history, we currently offer products directly to end-users and through dealer and reseller channels established by iVoice. We assumed iVoice's relationships and contractual arrangements with these dealers and resellers. However, there can be no assurance that these dealers and resellers will wish to continue their existing arrangements, or create new arrangements, with us. If we cannot continue to use iVoice's existing dealer and reseller channels, we will need to develop a new network of dealers and resellers. However, we may not be able to effectively develop our own network of resellers and dealers to distribute our software products. If we cannot assume iVoice's existing distribution channels and we cannot develop our own new distribution channels, this would have a material adverse effect on us and our financial condition. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

RESTRICTIVE PRODUCT RETURN POLICIES MAY LIMIT SPEECHSWITCH'S SALES AND PENETRATION INTO THE MARKETPLACE.

SpeechSwitch only permits returns from authorized dealers and resellers of unused inventory, subject to the consent of the Company and a twenty-five percent restocking fee. End users who purchase products directly from SpeechSwitch may not return such products to SpeechSwitch under any circumstances. Such policies may deter resellers and end users from purchasing our products in a competitive and quickly evolving marketplace, and have a material adverse effect on our ability to remain competitive with similar products. SpeechSwitch does not have any material relationship with any single distributor or reseller.

SPEECHSWITCH MAY DEPEND ON DISTRIBUTION BY RESELLERS AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF REVENUES.

We may distribute some of our products through resellers and distributors. Direct customer sales contracts do not typically result in year-after-year business, as they are for a single fixed order of products. We intend to assume iVoice's existing relationships and contractual relationships with its resellers and distributors. To effectively do so, we must establish and maintain good working relationships with these resellers and distributors. If we are unsuccessful in establishing and maintaining relationships with iVoice's existing resellers and distributors or with new resellers and distributors, or if these resellers and distributors are unsuccessful in reselling our products, our future net revenues and operating results may be adversely affected. SpeechSwitch does not have any material relationship with any single distributor or reseller.

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

Such limited research and development may also adversely affect the ability of SpeechSwitch to test any new technologies that may be established in the future in order to determine if they are successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

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

SPEECHSWITCH RELIES ON THIRD PARTY TECHNOLOGIES, WHICH MAY NOT SUPPORT SPEECHSWITCH PRODUCTS.

Our software products are designed to run on the Microsoft(R) Windows(R) operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from industry leaders such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

SPEECHSWITCH FACES AGGRESSIVE COMPETITION IN MANY AREAS OF THE BUSINESS AND THE BUSINESS WILL BE HARMED IF SPEECHSWITCH FAILS TO COMPETE EFFECTIVELY.

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

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

We are dependent on external financing to fund our operations. Our financing needs are expected to be provided through the possible sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with Cornell Capital Partners.

However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock under the Standby Equity Distribution Agreement, unless we satisfy certain conditions, including the registration statement relating to such Class A Common Stock having been declared effective. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Capital Resources." If SpeechSwitch cannot satisfy the conditions for drawing on the equity line of credit, we will not have sufficient capital resources to operate our business, and we have no current plans to obtain other financing. We cannot assure you that we will be able to access financing under the Standby Equity Distribution Agreement in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.

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

JEROME MAHONEY, THE NON-EXECUTIVE CHAIRMAN OF THE BOARD OF SPEECHSWITCH, MAY HAVE CONTROL OVER THE MANAGEMENT AND DIRECTION OF SPEECHSWITCH.

Mr. Mahoney will have the right to convert $298,289 of indebtedness and deferred compensation, together with accrued but unpaid interest of $30,301, into 328,590 shares of SpeechSwitch Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. Interest accrues on the outstanding principal balance of the note at the prime rate plus 2% per annum. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney converts his indebtedness into 328,590 shares of Class B Common Stock, he will have voting rights equal to 32,857,218 shares of Class A Common Stock and will have control over the management and direction of SpeechSwitch, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

In addition, Bruce Knef, our President and Chief Executive Officer, has granted an irrevocable proxy to Jerome Mahoney (or his designee) to vote and exercise all voting and related rights with respect to certain shares of our Common Stock that are owned at any time by Mr. Knef.


SPEECHSWITCH'S MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE
UNTESTED.

We have only recently assembled our management team as part of the Distribution and changes in our operating structure. Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships after the Distribution.

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

We have obtained three patents and have one pending patent application on our proprietary technology that we believe to be material to our future success and may obtain additional patents in the future. Pursuant to a Patent Purchase Agreement, dated April 20, 2006, we completed the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications to Lamson Holdings LLC. The patents and/or patent applications sold relate to various Voice Activated/Voice Responsive systems developed by SpeechSwitch, including item locators for retail stores utilizing various unique identifying, data gathering and organizing, as well as user feedback techniques. Our existing and future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. Although we have obtained patents and have pending patent applications, we may not be able to continue to develop proprietary products or technologies that are patentable and other parties may have prior claims.

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

SPEECHSWITCH MAY INCUR INCREASED EXPENSES AFTER THE ADMINISTRATIVE SERVICES AGREEMENT WITH IVOICE IS TERMINATED.

In connection with its spin-off, SpeechSwitch entered into an administrative services agreement with iVoice. Under this agreement, iVoice is providing SpeechSwitch with services in such areas as inventory purchasing, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where SpeechSwitch needs assistance and support. The agreement will continue after the Distribution on a month-to-month basis. Upon termination of the agreement, SpeechSwitch will be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees, which SpeechSwitch has been required to pay under the administrative services agreement.

SPEECHSWITCH HAS A MATERIAL WEAKNESS IN INTERNAL CONTROLS DUE TO A LIMITED SEGREGATION OF DUTIES, AND IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH COULD HARM THE TRADING PRICE OF SPEECHSWITCH'S STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the stock. Management has found it necessary to limit our administrative staffing in order to conserve cash, until our level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and we and our independent public accounting firm have identified this as a material weakness in the our internal controls. Despite the limited number of administrative employees and limited segregation of duties, management believes that our administrative employees are capable of following our disclosure controls and procedures effectively.

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

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

OUR CLASS A COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

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

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2006, we had all of our remaining authorized shares, approximately 9,969,359,349 shares of Class A common stock, reserved for possible future issuance.

REPORTS TO SECURITY HOLD

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We currently co-occupy the same space as iVoice and are subleasing from iVoice some of the office space located at 750 Highway 34, Matawan, New Jersey. The rent payment for the sublease is currently included in the administrative services agreement. We intend to continue subleasing such space pursuant to the administrative services agreement and anticipate no relocation of our offices in the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended December 31, 2006, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

     Our common stock is quoted on the OTC Bulletin Board under the symbol
"SSWC"

     The following table shows the high and low closing prices for the period indicated:

               2005                     HIGH                LOW
               ----                     ----                ---

           Third quarter                $.08                $.01
          Fourth quarter                $.04               $.023

               2006                     HIGH                LOW
               ----                     ----                ---

           First Quarter                $.140              $.018
          Second Quarter                $.029              $.010
           Third Quarter               $.0145              $.0071
          Fourth quarter                $.013              $.007


The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

As of December 31, 2006, the number of record holders of our common shares was approximately 747.

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

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2006, SpeechSwitch has not issued any shares of Preferred Stock. SpeechSwitch has no current plans to issue any shares of preferred stock.

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

As of December 31, 2006, we had 33,503,280 shares of Class A common stock issued and 30,640,651 shares of Class A common stock outstanding.

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

As of December 31, 2006, there were 50,000,000 shares of our Class B Common Stock authorized and no shares were issued or outstanding.

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

As of December 31, 2006, there were 20,000,000 shares of our Class C Common Stock authorized and no shares were issued or outstanding.


UNREGISTERED SALES OF EQUITY SECURITIES.

YEAR ENDED DECEMBER 31, 2006

     o The Company issued 6,250,000 shares of Class A Common Stock with a fair market value of $107,814 to an officer of the Company to reduce the promissory note by $37,893. The difference in the market value and the loan reduction was appropriately charged to beneficial interest in the amount of $69,831.

     o The Company issued 1,000,000 shares of Class A Common Stock of the Company as repayment of investor relations expenses. The value of the stock was $8,595.


YEAR ENDED DECEMBER 31, 2005

     o The Company terminated the Convertible Debentures and replaced it with a secured promissory note in the amount of $1,000,000 ($800,000 representing replacement notes and $200,000 representing new financing).

     o The Company assumed an outstanding promissory note in the amount of $190,000, payable to Jerry Mahoney, Non-Executive Chairman of the Board.


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

The Company did not issue any stock options for the years ended December 31, 2006 and 2005.


                      EQUITY COMPENSATION PLAN INFORMATION

                              Shares to be issued
                               upon exercise of      Weighted average   Number of Securities
                             outstanding options,        exercise       Available for Future
                              warrants or stock           price               Issuance
Plan Category                     rights (#)               ($)                  (#)
-------------                     ----------               ---                  ---
Approved by Shareholders:
Stock Incentive Plan                   0                   n/a                   0

Not approved by Shareholders:
Stock Incentive Plan                   0                   n/a               2,000,000

The SpeechSwitch, Inc. 2005 Stock Incentive Plan (the "Plan") was approved by the Board of Directors, and became effective, on December 12, 2005. The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of SpeechSwitch and its subsidiaries; (ii) assist SpeechSwitch in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of SpeechSwitch's stockholders. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan. Under the Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered.

The SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan (the "D&O Plan") was approved by the Board of Directors, and became effective, on December 12, 2005. The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and
(iii) associate the interests of such officers and directors with those of the Company's stockholders.. Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan. Under the D&O Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered.

The Company did not issue any stock options or shares under either stock incentive plans listed above for the years ended December 31, 2006 and 2005.

The Company had no outstanding equity awards for its executive officers at the end of the most recent completed fiscal year.


DEBT

On August 12 and November 19, 2004, SpeechSwitch issued an aggregate of $800,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. The debentures were convertible at the option of the holder only after the Company's Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. Each of the debentures were convertible into shares of Class A Common Stock at a price equal to the lesser of (a) an amount equal to one hundred twenty percent (120%) of the initial bid price of the Class A Common Stock as listed on a principal market (as defined in the debentures), as made by a market maker, submitted on Form 211 to and approved by the NASD or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the Class A Common Stock for the five trading days immediately preceding the conversion date. The secured convertible debentures had a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures could be redeemed at a 20% premium prior to August 12, 2006. The secured convertible debentures were secured by a first priority security interest in substantially all of the assets of SpeechSwitch. On February 28, 2005, the secured convertible debentures were terminated and replaced by a promissory note in the aggregate principal amount of $1,000,000 ($800,000 representing replacement notes and $200,000 representing new financing). The loans represented by the promissory note have not yet been repaid. The promissory note matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. In addition, as a result of the default, the interest rate has been increased to 18%.

On August 5, 2005, SpeechSwitch assumed an aggregate of $190,000 in liabilities from iVoice in exchange for an assignment from iVoice of assets having an aggregate book value of $16,800. In connection with the assumption of assets and liabilities by SpeechSwitch from iVoice, SpeechSwitch assumed $190,000 of outstanding indebtedness from iVoice to Jerry Mahoney, subject to a promissory note having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. The promissory note bears interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of our Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest.

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

SpeechSwitch has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement. However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock, unless certain conditions are met by SpeechSwitch, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. See "- Liquidity and Capital Resources." If SpeechSwitch cannot fund its working capital needs under the equity line of credit, we will be unable to obtain sufficient capital resources to operate our business since we have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect on our financial condition and our business.

SEPARATION FROM IVOICE

SpeechSwitch was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly-owned subsidiary of iVoice. SpeechSwitch will have no material assets or activities until the contribution of the speech recognition software business described in this Report. As a result of the Distribution, SpeechSwitch is now an independent public company, with iVoice having no continuing ownership interest in SpeechSwitch.

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

YEAR ENDED DECEMBER 31, 2006 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2005

All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products and the sale of our patents. Total revenues for the years ended December 31, 2006 and December 31, 2005 were $254,414 and $143,684, respectively. In 2006, product installations and maintenance accounted for $118,304 as compared to $143,684 in 2005. In 2006 patent sales were $135,360. Prior to August 5, 2005, the speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources".

Gross margin for the years ended December 31, 2006 and December 31, 2005 was $213,316 and $94,456, respectively, for an increase of $118,860. Gross margin increased as a result of the sale of patents, partially offset by lower gross margin on product installations and maintenance due to the lower sales volume.

Total operating expenses decreased $143,639 to $592,648 for the year ended December 31, 2006 from

$736,287 for the year ended December 31, 2005. This decrease for the year is primarily attributable to the decrease of administrative expenses for legal and professional fees incurred in 2005 for registering the Company.

Total other income (expense) for the year ended December 31, 2006 was an expense of $266,561, as compared to an expense of $125,709 for the year ended December 31, 2005, an increase of $140,852. This increase is primarily due to an increase in interest expense. For the year ended December 31, 2006, SpeechSwitch recorded $164,058 of interest expense, $111,881 of beneficial interest charged to interest expense, and $9,378 of interest income. For the year ended December 31, 2005, SpeechSwitch recorded $113,976 of interest expense, $20,000 for financing costs and $8,267 of interest income. The finance costs in 2005 were for fees paid to Cornell Capital Partners for additional financing arrangements. The interest expense was for accrued interest on related party debts and on the Cornell Promissory Notes.

Net loss for the year ended December 31, 2006 was $645,893 as compared to a loss of $767,540 for the year ended December 31, 2005. The decrease in net loss of $121,647 was the result of the factors discussed above.

As of December 31, 2006, SpeechSwitch had 3 full-time employees and 1 part-time employee.


LIQUIDITY AND CAPITAL RESOURCES

To date, SpeechSwitch has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

If we satisfy necessary conditions under the equity line of credit, we intend to sell shares of our Class A Common Stock as soon as possible to generate capital necessary to sustain our operations. On August 12 and November 19, 2004, SpeechSwitch issued an aggregate of $800,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, SpeechSwitch's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $200,000, bringing the promissory note to an aggregate principal amount of $1,000,000, which note accrues interest at rate of 12% per annum, but is not convertible into any equity security of SpeechSwitch. The loans evidenced by the promissory note have not yet been repaid. In connection with the issuances of the secured convertible debentures, SpeechSwitch paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, SpeechSwitch received a credit for fees that would otherwise have been payable upon the issuance of the $800,000 in replacement notes. SpeechSwitch paid Cornell Capital a fee of $20,000 in connection with its $200,000 additional borrowing. SpeechSwitch's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice has also guaranteed the payment of all amounts payable by SpeechSwitch pursuant to the secured promissory note. This guaranty terminated on August 4, 2005.

On August 12, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. On February 28, 2005, the Standby Equity Distribution Agreement was terminated. On March 9, 2005, we obtained a non-binding letter of commitment from Cornell Capital Partners to provide a $10 million standby equity line of credit. On August 31, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, which was amended and restated on December 12, 2005. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital

Partners shares of Class A Common Stock for a total purchase price of up to $10.0 million. For each share of Class A Common Stock purchased under the equity line of credit, Cornell Capital Partners will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our Class A Common Stock is traded during the five consecutive trading days following the date that SpeechSwitch delivers to Cornell Capital Partners a notice requiring it to advance funds to us. Further, Cornell Capital Partners will retain 6% of each advance under the equity line of credit as a commitment fee and we will pay Yorkville Advisors Management a structuring fee of five hundred dollars ($500) directly out of the gross proceeds of each advance under the equity line of credit. The sale of the shares under the equity line of credit is conditioned upon us registering the shares of Class A Common Stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by us.

Pursuant to the Standby Equity Distribution Agreement, we may periodically sell shares of Class A Common Stock to Cornell Capital Partners, L.P. to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every five trading days. A closing will be held four trading days after such written notice at which time we will deliver shares of Class A Common Stock to Cornell Capital Partners and Cornell Capital Partners will pay the advance amount.

We may request advances under the equity line of credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $10.0 million or two years after the effective date of the accompanying registration statement, whichever occurs first.

The maximum amount of each advance amount is $600,000 per advance notice. The amount available under the equity line of credit is not dependent on the price or volume of our Class A Common Stock. Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. Because Cornell Capital Partners can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners may receive under the equity line of credit.

However, Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by SpeechSwitch, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. If SpeechSwitch cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business. Management believes that its going-forward expenses for the twelve months following the date of this Report will be approximately $466,000, which includes salaries for SpeechSwitch's officers and employees, and assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur additional liabilities of approximately $466,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

Except for these two financing agreements, the Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that SpeechSwitch will raise sufficient funds from such financing arrangements, or that SpeechSwitch will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of SpeechSwitch's financing is dependent upon.

On August 5, 2005, SpeechSwitch assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to SpeechSwitch assets having an aggregate book value of $10,000. SpeechSwitch believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

SpeechSwitch assumed from iVoice outstanding indebtedness in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the speech recognition software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice. Pursuant to the terms of the promissory note representing such obligation, SpeechSwitch, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either
(i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest.

During the year ended December 31, 2006, the Company had a net decrease in cash of $143,813. The Company's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. The Company used $ 272,614 in cash for operating activities in the year ended December 31, 2006 as compared to using $376,287 for the year ended December 31, 2005. This was primarily the result of the cash used to fund the loss from current operating activities.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities for the year ended December 31, 2006 provided a total of $ 128,801 in cash as compared to $200,000 in 2005. This consisted of net proceeds from the issuance of common stock through equity financing with Cornell Capital Partners.

There was no significant impact on the Company's operations as a result of inflation for the year ended December 31, 2006.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management's Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

REVENUE RECOGNITION

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

With respect to customer support services, upon the completion of one year from the date of sale, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenues and recognized over the respective terms of the agreements.

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) services. Presently, 100% of the revenues reported by the Company are derived from the licensing of the Company's speech recognition software. No revenues have been derived from the sale of optional customer support services. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company's policy not to provide direct customers (as opposed to resellers and dealers) the right to refund any portion of its license fees. The Company accepts Visa and MasterCard as well as company checks.

Customers may license the Company's products through our telesales organization and through promotions or reseller agreements with independent third parties. SpeechSwitch only permits returns from authorized dealers and resellers of unused inventory, subject to the consent of the Company and a twenty-five percent restocking fee. End users who purchaser products directly from SpeechSwitch may not return such products to SpeechSwitch under any circumstances. Accordingly, the Company records a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical sales returns and other known data as well as market and economic conditions.

Our current products are not sold through retail distribution channels. Current reseller agreements provide for a limited contractual right of return and do not provide for future price concessions, minimum inventory commitments nor is payment contingent upon the reseller's future sales or our products. Revenues generated from products licensed through marketing channels where the right of return exists, explicitly or implicitly, is reduced by reserves for estimated product returns. Such reserves are estimates based on returns history and current economic and market trends.

SOFTWARE COSTS

Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems developed by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. The Company develops software for licensing to its customers and capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed and classified as research and development expenses in the statements of operations. Research and development expenses and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party software and operating systems. When determining the useful life of a product we consider factors such as the current state of the technology, operating systems on which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes."

The Company evaluates the estimated net realizable value of each software product at each balance sheet date. The estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management's ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management's ability to successfully license its products to its customers. A change in one or more of these factors may influence management's estimates. Accordingly, currently estimated net realizable values are subject to being reduced resulting in corresponding charges for impairment in the future.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact will not be material.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2006 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure and controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls:

     A material weakness in the Company's internal controls existed at June 30, 2006. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that, since the date of the Company's separation from iVoice , Inc. our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative financial effect on the trading price of the Company's stock. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

SpeechSwitch's board of directors consists of two directors. Listed below is certain information concerning individuals who currently serve as directors and executive officers of SpeechSwitch.


                             Position with                              Director
    Name              Age    SpeechSwitch, Inc.                         since
    ----              ---    ------------------                         -----

Jerome R. Mahoney     47     Non-Executive Chairman of the Board        2004

Bruce R. Knef         51     Director, President, Chief Executive       2004
                             Officer and Chief Financial Officer


JEROME R. MAHONEY. Mr. Mahoney is SpeechSwitch's Non-Executive Chairman of the Board. He has been a director of iVoice since May 21, 1999. Mr. Mahoney is also the Chairman of the Board of Trey Resources, Inc., and has been a director of Trey Resources since January 1, 2002. He is also the Non-Executive Chairman of the Board of iVoice Technology, Inc. and has been a director of iVoice Technology, Inc. since August 2004. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. through February 13, 2007 and had been a director of Deep Field Technologies from August 2004 through February 2007. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which iVoice merged on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

BRUCE R. KNEF. Mr. Knef has been SpeechSwitch's President and Chief Executive Officer and a director since November 2004. Since 2002, Mr. Knef has been President of Knef Consulting, a New Jersey-based consulting firm providing advisory services to a variety of companies. From 2001 to 2002, Mr. Knef was Senior Vice President - Sales of Education World, a company that provided on-line educational materials to large companies. From 1996 to 2000, Mr. Knef was Executive Vice President of National Media Technologies, a company that provided outsourcing services to financial printers.

The two members of the Board of Directors do not receive additional remuneration for serving on the Board of Directors.

AUDIT COMMITTEE

During 2006, Jerome Mahoney and Bruce Knef served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Knef, with Mr. Mahoney serving as the Chairman of the committee. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. The Company at present due to its size, cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee met once in 2006. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

CORPORATE GOVERNANCE

DIRECTOR INDEPENDENCE

SpeechSwitch's board of directors consists of Jerome R. Mahoney and Bruce R. Knef. Neither Mr. Mahoney nor Mr. Knef is an "independent director" as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

AUDIT COMMITTEE

SpeechSwitch's audit committee currently consists of Messrs. Mahoney and Knef. Neither Mr. Mahoney nor Mr. Knef is an independent member of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules.

NOMINATING COMMITTEE

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only two members. Due to the Company's size, it finds it difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors. Therefore, with only two members of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors. The Company did not have an annual meeting of shareholders in the past fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As the Company has no class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") there was no required to file Forms 3,4 or 5, as required by Section 16(a) of the Exchange Act. CODE OF ETHICS The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer and is attached to this Report as an exhibit. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters. The following table sets forth compensation information for services rendered by our directors during the last completed fiscal year. The following information includes the dollar value of fees earned or paid in cash and certain other compensation, if any, whether paid or deferred. Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

                              DIRECTOR COMPENSATION

                         Fees Earned or       All Other            Total
                          Paid in Cash       Compensation       Compensation
Name                          ($)                ($)                ($)
--------------------------------------------------------------------------------

Jerome R. Mahoney(1)       $97,530(2)         $51,919(3)          $149,269
Bruce Knef(4)                  $0                 $0                 $0

    (1) Mr. Mahoney has been serving as our Non-Executive Chairman of the Board since August 3, 2004 at a salary of $85,000 for the first year with an annual increases based on the Consumer Price Index every year thereafter.

    (2)  $45,833 was accrued and unpaid in fiscal year 2006.

    (3) Mr. Mahoney received 25,814 shares of Class B common stock, valued at $25,814, as repayment of a promissory note, which he immediately converted into 4,012,917 shares of Class A common stock with a fair market value of $78,733. Under the terms of the Company's Certificate of Incorporation, as amended, a holder of Class B common stock has the right to convert each share of Class B common stock into the number of shares of Class A common stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A common stock.

    (4) Mr. Knef received no compensation for his service as a director. Mr. Knef's compensation received in his capacity as President and Chief Executive Officer of SpeechSwitch, Inc. is disclosed in the Summary Compensation Table below.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred. The executive officers of the company did not receive any bonus, stock award, option award, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last two completed fiscal years.

                           SUMMARY COMPENSATION TABLE



                                                  All Other          Total
Name and                              Salary     Compensation    Compensation
 Position(s)                 Year       ($)          ($)              ($)
--------------------------------------------------------------------------------

Bruce Knef(1)                2006     $85,000     $16,253(2)       $101,253
   President and Chief       2005     $85,000     $6,290(2)         $91,290
   Executive Officer



     (1) Mr. Knef has been serving as our President and Chief Executive Officer since November 3, 2004. Mr. Knef's employment contracts are for a term of one-year at a base salary of $85,000 per year and Mr. Knef can earn commissions based on the Company achieving certain levels of sales.

     (2) This amount represents commissions paid to Mr. Knef in connection with sales of the Company's products.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                           Number of Securities
       Shares Acquired                    Underlying Unexercised          Value of Unexercised
             on             Value         Options/SARs at FY-End        In-the-Money Options/SARs
          Exercise         Realized                 (#)                       at FY-End ($)
Name         (#)             ($)         Exercisable/Unexercisable      Exercisable/Unexercisable
----         ---             ---         -------------------------      -------------------------
None          0               0                     0                            0 / 0

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

In the event Mr. Mahoney's employment agreement is terminated by SpeechSwitch for cause or due to Mr. Mahoney's disability or retirement, SpeechSwitch will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. Under his agreement, "cause" means (1) the willful and continued failure of Mr. Mahoney to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Mahoney by the Company's board of directors, (2) the willful engaging by Mr. Mahoney in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Mahoney of a felony, which is limited solely to a crime that relates to the business operations of the Company or that results in his being unable to substantially carry out his duties as set forth in the agreement, or (4) the commission of any act by Mr. Mahoney against the Company that may be construed as embezzlement, larceny, and/or grand larceny. However, Mr. Mahoney will not be deemed to have been terminated for cause unless the board of directors determines, by a vote of at least 75% of the members of the board of directors that Mr. Mahoney was guilty of conduct described in items (1), (2) or (4) above. As the board of directors consists solely of Mr. Mahoney and Mr. Knef, Mr. Mahoney, pursuant to his employment agreement, would be required to recuse himself from any discussions or vote regarding any potential termination, Mr. Knef would be required to determine, in accordance with his fiduciary duties as a board member, if Mr. Mahoney should be terminated for cause.

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

BRUCE KNEF

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004. Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef will serve as SpeechSwitch's President and Chief Executive Officer until November 7, 2007. As consideration, SpeechSwitch agreed to pay Mr. Knef a base salary of $85,000 during the term. In addition, SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch. If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company. If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000. However, if the Company's pre-tax profit margin for the year is less than 35%, Mr. Knef's aggregate bonus will be reduced by 35%. Pursuant to an amendment to the employment agreement entered into on November 22, 2006, SpeechSwitch also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company's Class A common stock issued under the 2005 Directors' and Officers' Stock Incentive Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2006, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                               COMMON STOCK
NAME                                   TITLE OF CLASS       BENEFICIALLY OWNED     PERCENTAGE OWNERSHIP(1)
----------------------------------- --------------------- ----------------------- --------------------------
Jerome R. Mahoney,
Non-Executive Chairman of the
Board                               Class A Common Stock         6,000(2)                    0%(2)
----------------------------------- --------------------- ----------------------- --------------------------
                                    Class B Common Stock        328,572(3)                 100%(3)
----------------------------------- --------------------- ----------------------- --------------------------
                                    Class C Common Stock            0                        0%
----------------------------------- --------------------- ----------------------- --------------------------
Bruce R. Knef,
Director, President and Chief
Executive Officer                   Class A Common Stock            0                        0%
----------------------------------- --------------------- ----------------------- --------------------------
                                    Class B Common Stock            0                        0%
----------------------------------- --------------------- ----------------------- --------------------------
                                    Class C Common Stock            0                        0%
----------------------------------- --------------------- ----------------------- --------------------------
All directors and executive
officers as a group (2 persons)     Class A Common Stock         6,000(2)                   0%(2)
----------------------------------- --------------------- ----------------------- --------------------------
                                    Class B Common Stock        328,572(3)                 100%(3)
----------------------------------- --------------------- ----------------------- --------------------------
                                    Class C Common Stock            0                        0%
----------------------------------- --------------------- ----------------------- --------------------------
_______________

(1) Percentage ownership of SpeechSwitch Class A Common Stock is based on 30,640,651 shares of SpeechSwitch Class A Common Stock issued and outstanding as of the date of this filing.

(2) Does not give effect to the right of Mr. Mahoney, pursuant to a promissory note executed by SpeechSwitch in favor of Mr. Mahoney in the amount of $328,572 ($298,289 of indebtedness and deferred compensation plus accrued and unpaid interest of $30,283) to convert amounts owing under such promissory note, into 328,572 shares of Class B Common Stock which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Mr. Mahoney may at his option convert the $298,289 promissory note plus accrued interest of $30,283 held by him into Class B Common Stock of SpeechSwitch at a rate of one dollar per share. Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that SpeechSwitch issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $328,572 owing under such promissory note into more than

328,572 shares of our Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 5, 2005, SpeechSwitch assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to SpeechSwitch assets having an aggregate book value of $16,800. The assumed obligations are described below.

In connection with the assumption of assets and liabilities by SpeechSwitch from iVoice, SpeechSwitch assumed from iVoice $190,000 of outstanding indebtedness from iVoice to Jerry Mahoney. The debt is subject to a promissory note having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. On August 5, 2005, SpeechSwitch, issued a promissory note in the amount of $190,000 payable to Mr. Mahoney that bears interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of our Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of our Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

Mr. Mahoney agreed to forego receiving any shares of SpeechSwitch's Class A Common Stock or Class B Common Stock he would otherwise have been entitled to receive in the Distribution by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

SpeechSwitch entered into two separate employment agreements with Mr. Mahoney, its Non-Executive Chairman of the Board, and Mr. Knef, its President and Chief Executive Officer, respectively, as of August 1, 2004 and November 8, 2004, respectively. Mr. Mahoney's agreement provides for annual compensation of $85,000 per annum with an annual increase based on the Consumer Price Index every year thereafter. Mr. Knef's agreement provides for compensation of $85,000 plus additional incentive compensation and additional amounts payable in shares of the Company's Class A common stock. Mr. Mahoney will also be entitled to additional incentive compensation based upon acquisitions completed by SpeechSwitch. SpeechSwitch believes that the compensation provided to each of Mr. Mahoney and Mr. Knef are commensurate with compensation levels paid by other companies to management having equivalent experiences and capabilities. See "SpeechSwitch's Directors and Executive Officers - Employment Agreements" for additional information regarding the terms of the employment agreements with Mr. Mahoney and Mr. Knef.

In August 2004, SpeechSwitch entered into an administrative services agreement with iVoice, the parent company of SpeechSwitch until August 5, 2005. Pursuant to that agreement, iVoice is providing SpeechSwitch with physical premises; inventory purchasing services, material and inventory control services, source code management and other personnel and data processing services on a month-to-month basis. For these services SpeechSwitch is paying iVoice $7,000 per month during the term of the agreement. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. Following termination of the administrative services agreement, we expect that SpeechSwitch will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and SpeechSwitch.

ITEM 13.  EXHIBITS

NO.       DESCRIPTION

3.1* Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2* By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

4.1* Form of SpeechSwitch, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to Cornell Capital Partners, LP (filed as Exhibit 4.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

9.1* Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Bruce Knef (filed as Exhibit 9.1 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

9.2*      Irrevocable Proxy of Bruce Knef, dated August 5, 2005 (filed as
          Exhibit 9.2 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.1* Standby Equity Distribution Agreement, dated August 12, 2004, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit
          10.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.2* Securities Purchase Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.3* Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP (filed as Exhibit
          10.3 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference).

10.4* Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.4 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.5* Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., Cornell Capital Partners, LP. and Butler Gonzalez LLP (filed as
          Exhibit 10.5 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.6* Investor Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.6 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.7* Security Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.7 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.8* Placement Agent Agreement, dated August 12, 2004, between SpeechSwitch Inc. and Sloan Securities Corporation (filed as Exhibit to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.9* Employment Agreement, dated as of August 3, 2004, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.9 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.10* Employment Agreement, dated as of August 1, 2004, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.10 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.1* Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.11 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.12* Assignment and Assumption Agreement and Consent, dated November 11, 2004 between SpeechSwitch, Inc. (Nevada) and SpeechSwitch, Inc. (New Jersey) (filed as Exhibit 10.12 to SpeechSwitch, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120507, filed on June 24, 2005, and incorporated herein by reference)

10.13* Corporate Contribution and General Conveyance Agreement, dated as of August 5, 2005 between iVoice, Inc. and SpeechSwitch, Inc. (filed as
          Exhibit 10.13 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.14* Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.14 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.15* Promissory Note from SpeechSwitch, Inc. to Jerome Mahoney, dated August 5, 2005(filed as Exhibit 10.15 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.16* Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.16 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.17* Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.17 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.18* Promissory Note, dated February 28, 2005, from SpeechSwitch, Inc. to Cornell Capital Partners, LP (filed as Exhibit 10.18 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.19* Security Agreement, dated as of February 28, 2005, by and between SpeechSwitch and Cornell Capital Partners, LP (filed as Exhibit 10.19 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.20* Guaranty of Promissory Note, dated February 28, 2005, from iVoice, Inc. to Cornell Capital Partners, LP, made by iVoice, Inc. in favor of Cornell Capital Partners, LP (filed as Exhibit 10.20 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.21* Non-Binding Letter of Intent, dated March 9, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit 10.21 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.22* Amendment No. 1 to Employment Agreement, dated April 1, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.22 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.23* Amendment No. 2 to Employment Agreement, dated May 25, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to SpeechSwitch, Inc.'s Amendment No. 4 to

          Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.24* Amendment No. 3 to Employment Agreement, dated July 18, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.25* Amendment No. 1 to Employment Agreement, dated July 26, 2005, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.25 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.26* Standby Equity Distribution Agreement, dated August 31, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit
          10.1 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.27* Escrow Agreement, dated August 31, 2005, between SpeechSwitch, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. (filed as
          Exhibit 10.4 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.28* Placement Agent Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.29* Registration Rights Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.2 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.30* Amendment No. 4 to Employment Agreement, dated September 29, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.30 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.31* Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between Cornell Capital Partners, LP and SpeechSwitch, Inc. (filed as Exhibit 10.31 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.32* Amended and Restated Placement Agent Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc. (filed as
          Exhibit 10.32 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.33* Amended and Restated Registration Rights Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Cornell Capital Partners, LP. (filed as Exhibit 10.33 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)


10.34* Termination Agreement, dated December 12, 2005, between SpeechSwitch, Inc., and David Gonzalez, Esq., and Cornell Capital Partners, LP. (filed as Exhibit 10.34 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

___________________
*     Previously filed.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

    SERVICES                                      2006                  2005
    --------                                      ----                  ----

    Audit Fees                                  $19,500               $10,000

    Audit - Related Fees                              0                     0

    Tax fees                                    $   750               $ 1,000

    All Other Fees                                    0                     0

    Total                                       $20,250               $11,000

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


SpeechSwitch, Inc.

By: /s/ Bruce R. Knef                                          April 2, 2007
    ----------------------
    Bruce R. Knef
    President, Chief Executive Officer,
    Chief Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bruce R. Knef                                           April 2, 2007
    ----------------------
    Bruce R. Knef
    President, Chief Executive Officer,
    Chief Financial Officer and Director


By: /s/ Jerome Mahoney                                          April 2, 2007
    ----------------------
    Jerome Mahoney
    Non-Executive Chairman of the Board and Director

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

NO.       DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2 By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

4.1 Form of SpeechSwitch, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to Cornell Capital Partners, LP (filed as Exhibit 4.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Bruce Knef (filed as Exhibit 9.1 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

9.2       Irrevocable Proxy of Bruce Knef, dated August 5, 2005 (filed as
          Exhibit 9.2 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

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

          10.10 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.11 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.11 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.12 Assignment and Assumption Agreement and Consent, dated November 11, 2004 between SpeechSwitch, Inc. (Nevada) and SpeechSwitch, Inc. (New Jersey) (filed as Exhibit 10.12 to SpeechSwitch, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120507, filed on June 24, 2005, and incorporated herein by reference)

10.13 Corporate Contribution and General Conveyance Agreement, dated as of August 5, 2005 between iVoice, Inc. and SpeechSwitch, Inc. (filed as
          Exhibit 10.13 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.14 Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.14 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.15 Promissory Note from SpeechSwitch, Inc. to Jerome Mahoney, dated August 5, 2005(filed as Exhibit 10.15 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

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

10.30 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.30 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.31 Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between Cornell Capital

          Partners, LP and SpeechSwitch, Inc. (filed as Exhibit 10.31 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.32 Amended and Restated Placement Agent Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc. (filed as
          Exhibit 10.32 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.33 Amended and Restated Registration Rights Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Cornell Capital Partners, LP. (filed as Exhibit 10.33 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.34 Termination Agreement, dated December 12, 2005, between SpeechSwitch, Inc., and David Gonzalez, Esq., and Cornell Capital Partners, LP. (filed as Exhibit 10.34 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

                               SPEECHSWITCH, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

                               SPEECHSWITCH, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS



                                                                      Page
                                                                      ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 1

FINANCIAL STATEMENTS

         Balance Sheets                                                 2

         Statements of Operations                                       3

         Statements of Stockholders' Deficit                            4

         Statements of Cash Flows                                      5-6

         Notes to Financial Statements                                 7-20

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2828 FAX: 856.346.2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders' of SpeechSwitch, Inc.
Matawan, New Jersey

We have audited the accompanying balance sheets of SpeechSwitch, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpeechSwitch, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2006 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial accumulated deficits and has completed the process of being spun out. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                          Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
March 6, 2006

                               SPEECHSWITCH, INC.
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                                     2006           2005
                                                                 -----------    -----------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $   255,907    $   399,720
Accounts receivable                                                   14,301         19,893
Prepaid expenses                                                       8,975          6,279
                                                                 -----------    -----------

      Total current assets                                           279,183        425,892
                                                                 -----------    -----------

OTHER ASSETS
Intangible assets, net                                                 9,125         12,530
                                                                 -----------    -----------

TOTAL ASSETS                                                     $   288,308    $   438,422
                                                                 ===========    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses                            $   510,531    $   322,013
Due to related parties                                               154,913        103,217
Notes payable to related parties                                     143,376        190,000
Deferred maintenance contracts                                         1,537          1,408
Notes Payable                                                      1,000,000      1,000,000
                                                                 -----------    -----------

      Total current liabilities                                    1,810,357      1,616,638
                                                                 -----------    -----------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;          --             --
      no shares issued and outstanding
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
2006 - 33,503,280 shares issued, 30,640,651 shares outstanding and 2,862,629 shares in escrow
2005 - 10,715,280 shares issued and outstanding                      343,311         17,532
  Class B - $.01 par value; authorized 50,000,000 shares;
no shares issued and outstanding                                        --             --
  Class C - $.01 par value; authorized 20,000,000 shares;
no shares issued and outstanding                                        --             --
Additional paid-in capital                                         2,147,688      2,171,407
Accumulated deficit                                               (4,013,048)    (3,367,155)
                                                                 -----------    -----------
      Total stockholders' deficit                                 (1,522,049)    (1,178,216)
                                                                 -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                        $   288,308    $   438,422
                                                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               SPEECHSWITCH, INC.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                             2006            2005
                                                         ------------    ------------
SALES, net                                               $    254,414    $    143,684

COST OF SALES                                                  41,098          49,228
                                                         ------------    ------------

GROSS PROFIT                                                  213,316          94,456
                                                         ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                             156,485         110,019
   General and administrative expenses                        369,552         579,283
   Research and development expenses                           63,206          46,985
   Depreciation and amortization                                3,405            --
                                                         ------------    ------------
Total selling, general and administrative expenses            592,648         736,287
                                                         ------------    ------------

LOSS FROM OPERATIONS                                         (379,332)       (641,831)
                                                         ------------    ------------

OTHER INCOME ( EXPENSE)
   Other income (expense)                                        --              (336)
   Interest expense, net                                     (266,561)       (105,373)
   Write-off of financing costs                                  --           (20,000)
                                                         ------------    ------------
Total other income (expense)                                 (266,561)       (125,709)
                                                         ------------    ------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES       (645,893)       (767,540)

PROVISION FOR INCOME TAXES                                       --              --
                                                         ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                     $   (645,893)   $   (767,540)
                                                         ============    ============

NET LOSS PER COMMON SHARE
   Basic                                                 $      (0.03)   $      (0.08)
                                                         ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                   20,879,667      10,046,647
                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                               SPEECHSWITCH, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                                   Additional
                                  Preferred Stock      Common Stock A       Common Stock B      Common Stock C       Paid In
                                  Shares    Amount    Shares     Amount    Shares    Amount    Shares    Amount     Capital
                                  -------  --------  --------   --------  --------  --------  --------  --------   ----------
Balance at January 1, 2005            --    $  --   10,013,984   $   --        --    $   --        --    $   --    $2,373,591

Assumption of debt per spin
out agreement                                                                                                        (202,184)

Issuance of common stock for
fees associated with the
Equity Line of Credit with
Cornell Capital                                        701,296   17,532l

Net loss for the year ended
December 31, 2005
                                  -------  -------  ----------  --------   -------  --------  --------  --------   ----------

Balance at December 31, 2005          --       --   10,715,280    17,532       --        --        --        --     2,171,407

Issuance of common stock for
fees associated with the
Equity Line of Credit with
Cornell Capital                                     10,425,371  152,520l                                              (23,719)

Common stock issued for
repayment of debt                                    6,250,000   107,814

Common stock issued for
legal fees                                           2,250,000    56,850

Common stock issued for
investor relations costs                             1,000,000     8,595

Net loss for the year ended
December 31, 2006
                                  -------  -------  ----------  --------   -------  --------  --------  --------   ----------
Balance at December 31, 2006          --    $  --   30,640,651  $343,311       --    $   --        --    $   --    $2,147,688
                                  =======  =======  ==========  ========   =======  ========  ========  ========   ==========

                                                   Total
                                  Accumulated  Stockholders'
                                    Deficit       Deficit
                                  -----------  -------------

Balance at January 1, 2005        $(2,599,615)  $ (226,024)

Assumption of debt per spin
out agreement                                     (202,184)

Issuance of common stock for
fees associated with the
Equity Line of Credit with
Cornell Capital                                     17,532

Net loss for the year ended
December 31, 2005                    (767,540)    (767,540)
                                  -----------  -----------

Balance at December 31, 2005       (3,367,155)  (1,178,216)

Issuance of common stock for
fees associated with the
Equity Line of Credit with
Cornell Capital                                    128,801

Common stock issued for
repayment of debt                                  107,814

Common stock issued for
legal fees                                          56,850

Common stock issued for
investor relations costs                             8,595

Net loss for the year ended
December 31, 2006                  (645,893)      (645,893)
                                  -----------  -----------
Balance at December 31, 2006      $(4,013,048) $(1,522,049)
                                  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                               SPEECHSWITCH, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                 2006            2005
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $   (645,893)   $   (767,540)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
   Amortization of intangible assets                                3,405           2,095
   Issuance of common stock for repayment of legal fees            56,850            --
   Issuance of common stock for public relations costs              8,595            --
   Issuance of common stock for services                             --            17,532

   Changes in certain assets and liabilities:
   Decrease in inventory                                             --             4,882
  (Increase) decrease in accounts receivable                        5,592         (12,455)
  (Increase) in prepaid expenses                                   (2,696)         (6,279)
   Increase in accounts payable and accrued liabilities           188,518         281,767
   Increase in due to related parties                             112,886         103,217
   Increase in deferred maintenance contracts                         129             494
                                                             ------------    ------------

      Total cash (used in) operating activities                  (272,614)       (376,287)
                                                             ------------    ------------

CASH FLOWS FROM INVESTNG ACTIVITIES
(Increase) in intangible assets                                      --              (225)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock through equity financing              128,801            --
   Proceeds from notes payable                                       --           200,000
                                                             ------------    ------------
      Total cash provided by financing activities                 128,801         200,000
                                                             ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (143,813)       (176,512)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                     399,720         576,232
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                      $    255,907    $    399,720
                                                             ============    ============

CASH PAID DURING THE YEAR:
   Interest expense                                          $       --      $       --
                                                             ============    ============
   Income taxes                                              $       --      $       --
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                               SPEECHSWITCH, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the Year Ended December 31, 2006
------------------------------------

a) The Company issued 2,250,000 shares of Class A common stock with a fair market value of $56,850 for legal expenses valued at $14,800. The difference in the market value and the value of the services was appropriately charged to beneficial interest in nthe amount of $42,050.

b) The Company issued 6,250,000 shares of Class A common stock with a fair market value of $107,814 to an officer to reduce the promissory note by $37,893. The difference in the market value and the loab reduction was appropriately charged to beneficial interest in the amount of $69,831.

c) The Company issued 10,425,371 shares of Class A common stock per the Equity Line of Credit with Cornell Capital for the net proceeds of $128,801.

d) The Company issued 1,000,000 shares of Class A common stock of the Company as repayment of investor relations expenses. The value of the stock was $8,595.

For the Year Ended December 31, 2005
------------------------------------

a) The Company issued an aggregate of 701,296 shares of Class A common stock for commitment fees, placement fees and structuring fees pursuant to the Equity Line of Credit with Cornell Capital valued at $17,532

b) The Company terminated the Convertible Debentures and replaced it with a secured promissory notes in the amount of $1,000,000 ($800,000 representing replacement notes and $200,000 representing new financing).

c) The Company assumed an outstanding promissory note in the amount of $190,000, payable to Jerry Mahoney, Non-Executive Chairman of the Board.

   The accompanying notes are an integral part of these financial statements.

                               SPEECHSWITCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


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

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

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

As of December 31, 2006, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a) Basis of Presentation

The accompanying financial statements up through August 4, 2005, had been derived from the consolidated financial statements and accounting records of iVoice, a publicly traded company, using the historical results of operations and historical basis of assets and liabilities of the Company's speech recognition software business. Management believes the assumptions underlying the financial statements are reasonable.

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

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

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

Due to the nature of the business and one-time contracts, it is unlikely that any one customer will impact revenues in future periods.

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

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

e) Research and development costs

Research and development costs will be charged to operations as incurred.


f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2006 and 2005, advertising expense amounted to $4,344 and $6,021, respectively.


g)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2006 and 2005.


h) Income Taxes

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

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

j) Intangible Assets

In May and December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment. In doing so, management has determined there has been no impairment of the intangible assets at December 31, 2006.

k) (Loss) Per Share

Basic and diluted net (loss) per share available to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities in the amount of approximately 60,400,000 shares, due to the beneficial conversion of related party accounts, that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

The computation of EPS is as follows:

                                                    December 31,    December 31,
                                                       2006            2005
                                                    -----------     -----------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION:
  Net (loss) attributable to common
     Stockholders                                  $   (645,893)   $   (767,540)
  Weighted-average common shares outstanding         20,879,667      10,046,647
  Basic net (loss) per share
     attributable to common  stockholders          $      (0.03)   $      (0.08)

DILUTED NET (LOSS) PER SHARE COMPUTATION:
  Net (loss) attributable to common
      Stockholders                                 $   (645,893)   $   (767,540)
  Weighted-average common shares outstanding         20,879,667      10,046,647
  Incremental shares attributable to the common
     Stock equivalents                                      --              --
  Total adjusted weighted- average common shares     20,879,667      10,046,647
  Diluted net (loss) per share attributable to
      common stockholders                          $      (0.03)   $      (0.08)

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

l) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2006, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at December 31, 2006 and 2005, were $157,396 and $303,401, respectively.

m) Recent Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

n) Recent Accounting Pronouncements (continued)

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

n) Recent Accounting Pronouncements (continued)

traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact will not be material.

NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc. Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $7,900.

In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company has determined no impairment of goodwill or other indefinite-lived intangible assets was necessary at December 31, 2006.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $50,943 and $70,105, respectively, for the years ended December 31, 2006 and 2005.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. During the year ended December 31, 2006, Mr. Mahoney received 6,250,000 shares of class A stock as a repayment of $37,893 to reduce the promissory note. As of December 31, 2006, the outstanding balance due to Mr. Mahoney is $143,376 plus accrued interest of $30,301.

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as SpeechSwitch's Non-Executive Chairman of the Board for a term of five years. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney. As of December 31, 2006 and 2005, total deferred compensation due Mr. Mahoney was $154,913 and $103,217, respectively.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004. Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef will serve as SpeechSwitch's President and Chief Executive Officer until November 7, 2007. As consideration, SpeechSwitch agreed to pay Mr. Knef a base salary of $85,000 during the term. In addition, SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch. If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company. If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000. However, if the Company's pre-tax profit margin for the year is less than 35%, Mr. Knef's aggregate bonus will be reduced by 35%. Pursuant to an amendment to the employment agreement entered into on November 22, 2006, SpeechSwitch also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company's Class A common stock issued under the 2005 Directors' and Officers' Stock Incentive Plan.

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

At December 31, 2006 and 2005 deferred tax assets consist of the following:


                                          2006           2005
                                       ----------     ----------
       Deferred tax assets             $  357,000     $  140,000
       Less: Valuation allowance         (357,000)      (140,000)
                                       ----------     ----------
       Net deferred tax assets         $        0     $        0
                                       ==========     ==========

At December 31, 2006 and 2005, the Company had federal net operating loss carryforwards in the approximate amount of $1,050,000 and $412,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 8 - DEBT
-------------

On August 12 and November 19, 2004, SpeechSwitch, Inc. issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of the convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes are in the aggregate amount of $1,000,000, $800,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $200,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $200,000 was advanced to the Company.

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

As of December 31, 2006, the balance on the promissory notes was $1,000,000 plus accrued interest of $$257,085, as compared to $1,000,000 plus accrued interest of $117,030 at December 31, 2005.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

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

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of December 31, 2006, the Company has sold 10,425,371 shares of Class A Common Stock to Cornell Capital for proceeds of $128,801, which are net of fees and discounts of $23,719.


NOTE 10 - CAPITAL STOCK
-----------------------

Pursuant to SpeechSwitch's certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of SpeechSwitch's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2006, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of December 31, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 33,503,280 shares were issued, 30,640,651 were outstanding, and 2,862,629 shares were held in escrow.

As of December 31, 2005, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 10,715,280 shares were issued and outstanding.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 10 - CAPITAL STOCK (CONTINUED)
-----------------------------------

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

For the year ended December 31, 2006, the Company had the following transactions in its Class A common stock:

o The Company issued 2,250,000 shares of Class A common stock, with a fair market value of $56,850 for legal services valued at $14,800 as repayment of accrued legal fees. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $42,050.

o The Company issued 6,250,000 shares of Class A common stock, with a fair market value of $107,814 to an officer of the Company as repayment of $37,893 of a promissory note. The difference in the market value of the shares issued and the reduction in the loan was charged to beneficial interest in the amount of $69,831.

o Pursuant to the terms of the Escrow Agreement, the Company deposits shares with David Gonzalez, Esq. as Escrow Agent for distribution upon the sales of shares to Cornell Capital. During this period, the Company issued 13,288,000 shares of Class A common stock to the Escrow Agent and the Escrow Agent subsequently issued 10,425,371 shares of Class A common stock to Cornell Capital for the net proceeds of $128,801. The balance of the shares held by the Escrow Agent at December 31, 2006 was 2,862,629.

o The Company issued 1,000,000 shares of Class A common stock of the Company as payment of Investor Relations fees, value of the stock was $8,595.

For the year ended December 31, 2005, the Company had the following transactions in its Class A common stock:

o In connection with the spin-off from its former parent company iVoice, Inc. on August 5, 2005, the company issued 10,013,984 Class A common stock to the iVoice stockholders. This was retroactively applied to January 1, 2005.

o The Company issued 150,000 shares of Class A common stock on December 15, 2005 for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $3,750.o

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 10 - CAPITAL STOCK (CONTINUED)
-----------------------------------

o The Company issued 226,296 shares of Class A common stock on December 15, 2005 for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $5,657.

o The Company issued 325,000 shares of Class A common stock on December 15, 2005 for structuring fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,125.


c) Class B Common Stock

As of December 31, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2006, no shares were issued or outstanding.

d) Class C Common Stock

As of December 31, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company's net assets pro rata. As of December 31, 2006, no shares were issued or outstanding.


NOTE 11 - STOCK OPTIONS

STOCK OPTION PLANS

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the year ended December 31, 2006 and 2005.