Form 10QSB
period 2007-03-31
SpeechSwitch, Inc.
filed 2007-05-14
CIK 1307989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-120507

                               SPEECHSWITCH, INC.
             (Exact name of the Registrant as specified in Charter)

       NEW JERSEY                                             20-1862731
(State of Incorporation)                             (I.R.S. Employer ID Number)

                    750 HIGHWAY 34, MATAWAN, NEW JERSEY 07747
               (Address of Principal Executive Offices) (Zip Code)

          REGISTRANT'S TELEPHONE NO. INCLUDING AREA CODE: 732-441-7700

Securities registered under 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 46,003,280 shares of Class A Common stock, no par value as of May 11, 2007..

Traditional Small Business Disclosure Format: Yes [X] No [ ]
================================================================================

                                SPEECHSWITCH, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

        PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited):

        Condensed Balance Sheet - March 31, 2007                            1

        Condensed Statements of Operations -
        Three Months Ended March 31, 2007 and 2006                          2

        Condensed Statements of Cash Flows -
        Three Months Ended March 31, 2007 and 2006                          3

        Notes to Condensed Financial Statements                           4-16

Item 2. Management's Discussion and Analysis of the Results of
         Operations and Financial Conditions                             17-25

Item 3. Controls and Procedures                                            26

        PART II - OTHER INFORMATION

Item 6. Exhibits                                                           27

ITEM 1 - FINANCIAL STATEMENTS

                               SPEECHSWITCH, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

ASSETS
                                                                      MARCH 31,
                                                                        2007
                                                                    -----------
Current assets:
   Cash and cash equivalents                                        $   137,017
  Accounts receivable                                                     3,262
  Prepaid expenses                                                        7,585
                                                                    -----------
Total current assets                                                    147,864

Intangible assets, net                                                    8,274
                                                                    -----------
Total assets                                                        $   156,138
                                                                    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $   585,175
  Due to related parties                                                165,044
  Deferred maintenance contracts                                          3,056
  Notes payable to related parties                                      143,376
  Derivative Liability                                                1,124,479
                                                                    -----------
Total current liabilities                                             2,021,130
                                                                    -----------

Stockholders' deficit:
   Preferred stock, $1.00 par value; authorized 1,000,000
      shares; no shares issued and outstanding                             --
   Common stock:
         Class A - no par value; authorized 10,000,000,000
            shares; 36,003,280 shares issued; 30,640,651
            shares outstanding and 5,362,629 shares in escrow           343,311
         Class B - $.01 par value; authorized 50,000,000
            shares; no shares issued and outstanding                       --
         Class C - $.01 par value; authorized 20,000,000
            shares; no shares issued and outstanding                       --
   Additional paid-in capital                                         2,147,688
   Accumulated deficit                                               (4,355,991)
                                                                    -----------
Total stockholders' deficit                                          (1,864,992)
                                                                    -----------
Total liabilities and stockholders' deficit                         $   156,138
                                                                    ===========


See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                     MARCH 31,        MARCH 31,
                                                       2007             2006
                                                   ------------    ------------
Net sales                                          $     14,502    $      7,333

Cost of sales                                             9,337           7,150
                                                   ------------    ------------
Gross profit                                              5,165             183

Operating expenses:
  Selling and marketing expenses                         29,658          37,015
  General and administrative expenses                   119,613          84,227
  Engineering, research and development                  23,622          16,092
                                                   ------------    ------------
Total operating expenses                                172,893         137,334
                                                   ------------    ------------

Loss from operations                                   (167,728)       (137,151)

Other income (expense):
  Interest income                                         1,273           2,042
  Interest expense                                      (52,009)       (101,571)
  Loss on valuation of derivative                      (124,479)           --
                                                   ------------    ------------

Total other income (expense)                           (175,215)        (99,529)

Loss from operations before income taxes               (342,943)       (236,680)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net loss applicable to common shares               $   (342,943)   $   (236,680)
                                                   ============    ============
Basic and diluted loss per common share            $      (0.01)   $      (0.02)
                                                   ============    ============
Dividends per share                                        None            None

Weighted average shares outstanding
   Basic and diluted                                 30,640,651      12,641,345


See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                 MARCH 31,      MARCH 31,
                                                                    2007           2006
                                                                -----------    -----------
Cash flows from operating activities:
Net loss                                                        $  (342,943)   $  (236,680)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization                                                     851            851
       Loss on valuation of derivative                              124,479           --
       Common stock issued for legal services                          --           42,000
       Issuance of common stock for repayment of
           deferred compensation                                       --           42,000

Changes in assets and liabilities:
    Decrease in accounts receivable                                  11,039         12,218
    Decrease (increase) in prepaid expenses                           1,390         (4,651)
    Increase in accounts payable and accrued liabilities             74,644         22,269
    Increase in amounts due to related parties                       10,131          5,596
    Increase (decrease) in deferred maintenance contracts             1,519           (234)
                                                                -----------    -----------

Net cash used in operating activities                              (118,890)      (116,631)

Cash flows from financing activities:
    Issuance of common stock through equity financing                  --           42,085
    Issuance costs incurred through equity financing                   --           (6,485)
                                                                -----------    -----------
Net cash provided by financing activities                              --           35,600
                                                                -----------    -----------

Net decrease in cash and cash equivalents                          (118,890)       (81,031)

Cash and cash equivalents at beginning of period                    255,907        399,720
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $   137,017    $   318,689
                                                                ===========    ===========

Taxes paid                                                      $      --      $      --
Interest paid                                                   $      --      $      --

Non-Cash Transaction
Note Payable converted to Convertible Debenture                 $ 1,000,000    $      --
                                                                ===========    ===========

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006

NOTE 1. BACKGROUND

SpeechSwitch, Inc. ("SpeechSwitch" or the "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 thereafter and assigned to the Company.

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

NOTE 2. BUSINESS OPERATIONS

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2. BUSINESS OPERATIONS (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of March 31, 2007, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing new products and increasing their sales to existing customers, to achieve profitability and to generate a positive cash flow. Management has also received assurances from Cornell Capital Partners that they can continue to draw down on their SEDA to fund the working capital needs.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c) Revenue Recognition (continued)

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

e) Research and development costs

Research and development costs are charged to expense as incurred.

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the three months ended March 31, 2007, and 2006, advertising expense amounted to $211 and $2,440, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2007.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at March 31, 2007, were $44,570.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h) Intangible Assets

In May and December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company determined no impairment indefinite-lived intangible assets was necessary at December 31, 2006.

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

j) Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as "Other expense" or "Other income", respectively. The financial statements for the period ended March 31, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with Cornell Capital.

k) Fair Value of Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006


NOTE 5. LOSS PER SHARE

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended March 31, 2007 and 2006 does not include common stock equivalents, as these shares would be antidilutive.

                                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                    MARCH 31, 2007        MARCH 31, 2006
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                       $  (342,943)          $  (236,680)
  Weighted-average common shares outstanding                           30,641,651            12,641,345
  Basic net loss per share attributable to common stockholders       $     (0.01)          $     (0.01)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                       $  (342,943)          $  (236,680)
  Weighted-average common shares outstanding                           30,641,651            12,641,345
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                              --                    --
  Total adjusted weighted-average shares                               30,640,651            12,641,345
  Diluted net loss per share attributable to common
       stockholders                                                  $     (0.01)          $     (0.01)

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc. Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $8,751.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006


NOTE 7. INCOME TAXES

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

At March 31, 2007 deferred tax assets consist of the following:

     Deferred tax assets                         $ 431,278
     Less: Valuation Allowance                    (431,278)
     Net deferred tax assets                     $       0

At March 31, 2007, the Company had a federal net operating loss carry forward in the approximate amount of $1,268,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8. RELATED PARTY TRANSACTIONS

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of Directors of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. As of March 31, 2007, the outstanding balance due to Mr. Mahoney is $143,376 plus accrued interest of $37,926.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 8. RELATED PARTY TRANSACTIONS (CONTINUED)

On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, Non-Executive Chairman of the Board of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as SpeechSwitch's Non-Executive Chairman of the Board for a term of five years. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney. For the three months ended March 31, 2007, Mr. Mahoney deferred $10,131 of his compensation. As of March 31, 2007 total deferred compensation due Mr. Mahoney was $165,044.

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

NOTE 9. NOTES PAYABLE

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 9. NOTES PAYABLE (CONTINUED)

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. In addition, as a result of the default, the interest rate has been increased to 18%. To date, no weekly principal payments have been made. As of March 31, 2007, the balance on the promissory notes was $1,000,000 plus accrued interest of $301,468.

NOTE 10. DERIVATIVE LIABILITY

On April 16, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") dated March 30, 2007 to Cornell Capital Partners, LP. ("Cornell") for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. Cornell has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Cornell may not convert the Debenture into shares of Class A Common Stock if such conversion would result in Cornell beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right at any time provided that as of the date of the Holder's receipt of a Redemption Notice
(i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. Additionally, on March 30, 2007, the Company, Cornell and the Company's transfer agent, Fidelity Transfer Company, entered into an Irrevocable Transfer Agent Instructions related to the conversion of the Debenture.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 11. SUBSCRIPTION AGREEMENT

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (was amended and restated on December 12, 2005) whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of March 31, 2007, the Company has sold 10,425,371 shares of Class A Common Stock to Cornell Capital for proceeds of $128,801, which are net of fees and discounts of $23,719. See Note 14 - Subsequent Events.

On April 16, 2007, the Company and Cornell entered into an Amendment to the Amended and Restated Standby Equity Distribution Agreement dated as of the 12th day of December 2005, which revised the restrictions upon the Company's ability to sell equity.

NOTE 12. CAPITAL STOCK

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of March 31, 2007, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of March 31, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 33,503,280 shares were issued, 30,640,651 were outstanding, and 2,862,629 shares were issued pending conversion by Cornell Capital Partners pursuant to the SEDA..

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 12. CAPITAL STOCK (CONTINUED)

c) Class B Common Stock

As of March 31, 2007, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of March 31, 2007, no shares were issued or outstanding.

d) Class C Common Stock

As of March 31, 2007, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company's net assets pro rata. As of March 31, 2007, no shares were issued or outstanding.

NOTE 13. STOCK OPTIONS

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of March 31, 2007.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 14. NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its financial statements.

NOTE 15.  SUBSEQUENT EVENTS

On April 4, 2007, the Company issued 3,033,421 shares of Class A common stock per the Equity Line of Credit with Cornell Capital with a market value of $12,134 for the net proceeds of $10,335.

On April 24, 2007, the Company issued 3,033,409 shares of Class A common stock per the Equity Line of Credit with Cornell Capital with a market value of $6,674 for the net proceeds of $5,773.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

FORWARD LOOKING STATEMENTS

A number of the statements made by the Company in this report may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company's outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended December 31, 2006 entitled "Risk Factors".

OVERVIEW AND PLAN OF OPERATION

SpeechSwitch seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide SpeechSwitch with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, SpeechSwitch's business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005. In connection with a reorganization of iVoice, iVoice assigned and conveyed to SpeechSwitch its speech recognition software business and related liabilities, including all intellectual property of iVoice relating to the speech recognition software business. The board and management of iVoice elected not to transfer any part of its working cash balance to SpeechSwitch. Based upon the current intention of SpeechSwitch not to conduct any significant research and development or hire additional employees and instead focus on the sale of the existing speech recognition technology, the board has determined that, on balance, SpeechSwitch has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that SpeechSwitch has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

The emerging nature of the speech recognition industry makes it difficult to assess the future growth of SpeechSwitch.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

OVERVIEW AND PLAN OF OPERATION (CONTINUED)

The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company such losses continue. Additionally, SpeechSwitch's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Distribution, SpeechSwitch has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, SpeechSwitch may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

SEPARATION FROM IVOICE (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

RESULTS OF OPERATIONS

All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products and the sale of our patents. For the three months ended March 31, 2007 and 2006, total revenues were $14,502 and $7,333, respectively. All sales were for product installations and maintenance. Prior to August 5, 2005, the speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources".

Gross margin for the three months ended March 31, 2007 and 2006 were $5,165 and $183, respectively. Gross margin increased primarily as a result of the higher sales.

Total operating expenses increased $35,559 (25.9%) to $172,893 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase is attributed mostly to an increase in legal fees, engineering salaries and insurance.

Total other expenses increased $75,686 to $175,215 for the three months ended March 31, 2007 as compared to the same period last year. This increase is mostly attributed to the loss on valuation of derivative of $124,479 partially offset by lower beneficial interest on debt conversions.

Net loss for the quarter ended March 31, 2007 was $342,943 as compared to a loss of $236,680 for the quarter ended March 31, 2006. The increase in net loss of $106,263 was the result of the factors discussed above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice has also guaranteed the payment of all amounts payable by SpeechSwitch pursuant to the secured promissory note. This guaranty terminated on August 4, 2005.

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $1,000,000 in exchange for a previously issued promissory note for the same amount (see Note 10 to the Condensed Financial Statements).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


For the three months ended March 31, 2007, the Company had a net decrease in cash of $118,890. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $118,890 in cash for operating activities in the three months March 31, 2007. This was primarily the result of the cash used to fund the loss from current operating activities offset partially by an increase in accounts payable and accrued liabilities. For the three ended March 31, 2007 the Company used $118,890 in cash for operating activities as compared to $116,631 in the prior year.

     CASH PROVIDED BY FINANCING ACTIVITIES. For the quarter ended March 31, 2007 there were no financing activities. For the quarter ended March 31, 2006, the Company received proceeds of $35,600 from the issuance of common stock through the equity financing with Cornell Capital Partners.

There was no significant impact on the Company's operations as a result of inflation for the three months ended March 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

CRITICAL ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

With respect to customer support services, upon the completion of one year from the date of sale, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenues and recognized over the respective terms of the agreements.

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) services. Presently, 100% of the revenues reported by the Company are derived from the licensing of the Company's IVR software. No revenues have been derived from the sale of optional customer support services. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
-----------------------------------------------------------------------------
FINANCIAL CONDITION (CONTINUED)
-------------------------------

CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and March 31, 2007:

     A material weakness in the Company's internal controls exists in that there is limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that, since the date of the Company's separation from iVoice, Inc. our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6. EXHIBITS

        31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  SPEECHSWITCH, INC.



Date: May 14, 2007                                By: /s/ Bruce R. Knef
                                                      ----------------------
                                                      Bruce R. Knef
                                                      President, CEO & CFO

                                INDEX OF EXHIBITS


   31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.