Form 10QSB
period 2007-06-30
SpeechSwitch, Inc.
filed 2007-08-14
CIK 1307989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                   FORM 10-QSB

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

        [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 333-120507




                               SPEECHSWITCH, INC.
                               ------------------
             (Exact name of the Registrant as specified in Charter)


        NEW JERSEY                                            20-1862816
        ----------                                            ----------
        (State of Incorporation)                     (I.R.S. Employer ID Number)


        750 HIGHWAY 34, MATAWAN, NEW JERSEY                    07747
        -----------------------------------                    -----
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

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Act).  Yes [_]   No [X]

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 103,001,991 shares of Class A Common stock, no par value as of August 7, 2007.

Traditional Small Business Disclosure Format:  Yes [_]   No [X]

================================================================================

                               SPEECHSWITCH, INC.

                                TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements (Unaudited):

            Condensed Balance Sheet - June 30, 2007                           1

            Condensed Statements of Operations -
            Three and Six Months Ended June 30, 2007 and 2006                 2

            Condensed Statements of Cash Flows -
            Six Months Ended June 30, 2007 and 2006                          3-4

            Notes to Condensed Financial Statements                         5-16

Item 2.     Management's Discussion and Analysis or Plan
            of Operation                                                   17-25

Item 3.     Controls and Procedures                                          24

Item 3A(T). Controls and Procedures                                          24



PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      25

Item 5.     Other Information                                                25

Item 6.     Exhibits                                                         25

Index of Exhibits                                                            27

ITEM 1 - FINANCIAL STATEMENTS

                               SPEECHSWITCH, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                    JUNE 30, 2007
                                                                          -------------
Current assets:
  Cash and cash equivalents                                               $      76,461
  Accounts receivable, net of allowance for doubtful accounts of $2,862           1,975
  Prepaid expenses                                                                2,996
                                                                          -------------

Total current assets                                                             81,432

Intangible assets, net                                                            7,423
                                                                          -------------

Total assets                                                              $      88,855
                                                                          =============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                   $     606,755
  Due to related parties                                                        181,427
  Deferred maintenance contracts                                                  1,901
  Notes payable to related parties                                              138,912
  Convertible debenture, net of amortized debt discount of $916,058              78,282
  Derivative Liability                                                        1,246,990
                                                                          -------------

Total current liabilities                                                     2,254,267
                                                                          -------------

Stockholders' deficit:
  Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                                --
  Common stock:
     Class A - no par value; authorized 10,000,000,000 shares;
        78,667,886 shares issued and outstanding                                463,240
     Class B - $.01 par value; authorized 50,000,000 shares;
        no shares issued and outstanding                                             --
     Class C - $.01 par value; authorized 20,000,000 shares;
        no shares issued and outstanding                                             --
  Additional paid-in capital                                                  2,146,460
  Accumulated deficit                                                        (4,775,112)
                                                                          -------------

Total stockholders' deficit                                                  (2,165,412)
                                                                          -------------

Total liabilities and stockholders' deficit                               $      88,855
                                                                          =============



See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                Six Months Ended
                                            ------------------------------    ------------------------------
                                            June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                            -------------    -------------    -------------    -------------
Net sales                                   $      16,353    $      37,429    $      30,855    $      44,762

Cost of                                             6,276           11,250           15,613           18,400
                                            -------------    -------------    -------------    -------------
sales

Gross margin                                       10,077           26,179           15,242           26,362
                                            -------------    -------------    -------------    -------------

Operating expenses:
  Selling and marketing expenses                   21,314           24,919           50,972           61,934
  General and administrative expenses             175,225           91,635          294,838          175,862
  Engineering, research, & development             21,038           14,125           44,660           30,217
                                            -------------    -------------    -------------    -------------

Total operating expenses                          217,577          130,679          390,470          268,013
                                            -------------    -------------    -------------    -------------

     Loss from operations                        (207,500)        (104,500)        (375,228)        (241,651)
                                            -------------    -------------    -------------    -------------

Other income (expense):
  Interest income                                     525            2,280            1,798            4,322
  Interest expense                                    672          (41,317)         (51,337)        (142,888)
  Amortization of debt discount                   (83,942)              --          (83,942)              --
  Loss on valuation of derivative                (128,876)              --         (253,355)              --
                                            -------------    -------------    -------------    -------------

Total other income (expense)                     (211,621)         (39,037)        (386,836)        (138,566)
                                            -------------    -------------    -------------    -------------

Loss before taxes                                (419,121)        (143,537)        (762,064)        (380,217)

Provision for income taxes                             --               --               --               --
                                            -------------    -------------    -------------    -------------

Net loss attributable to common shares      $    (419,121)   $    (143,537)   $    (762,064)   $    (380,217)
                                            =============    =============    =============    =============

Basic and diluted loss per common share     $       (0.01)   $       (0.01)   $       (0.02)   $       (0.03)

Weighted average shares outstanding
  Basic and diluted                            48,165,885       17,726,441       39,451,680       15,197,940




See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                             ------------------------------
                                                             JUNE 30, 2007    JUNE 30, 2006
                                                             -------------    -------------
Cash flows from operating activities:
Net loss                                                     $    (762,064)   $    (380,217)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Amortization of intangibles                                      1,702            1,702
    Loss on valuation of derivative                                253,355               --
    Amortization of debt discount                                   83,942               --
    Common stock issued for investor relations                      21,000               --
    Common stock issued for consulting services                     30,000               --
    Common stock issued for legal services                           7,000           42,000
    Beneficial interest incurred on debt reduction                   9,113           41,176

Changes in assets and liabilities:
    Decrease in accounts receivable                                 12,326            7,888
    Decrease in prepaid expenses                                     5,979              410
    Increase in accounts payable and accrued liabilities            96,224           45,188
    Increase in amounts due to related parties                      26,514           23,026
    Increase in deferred maintenance contracts                         364              367
                                                             -------------    -------------

Net cash (used in) operating activities                           (214,545)        (218,460)
                                                             -------------    -------------

Cash flows from financing activities:
    Issuance of common stock through equity financing               41,246          126,296
    Issuance costs incurred through equity financing                (6,147)         (19,496)
                                                             -------------    -------------

Net cash provided by financing activities                           35,099          106,800
                                                             -------------    -------------

Net (decrease) in cash and cash equivalents                       (179,446)        (111,660)

Cash and cash equivalents at beginning of period                   255,907          399,720
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $      76,461    $     288,060
                                                             =============    =============

Taxes paid                                                   $          --    $          --
Interest paid                                                $          --    $          --

Non-Cash Transactions
---------------------
Note Payable converted to Convertible Debenture              $   1,000,000    $          --
                                                             =============    =============
Common stock issued for professional services                $      58,000    $      42,000
                                                             =============    =============
Common stock issued for repayment of promissory note         $       9,113    $      53,626
                                                             =============    =============



See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


Supplemental Schedule of Non-Cash Financing Activities:

For the Six Months Ended June 30, 2007:

a) The Company issued 3,500,000 shares of Class A common stock with a fair market value of $7,000 for repayment of legal expenses valued at $2,520. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $4,480.

b) The Company issued 6,200,000 shares of Class A common stock with a fair market value of $13,578 to an officer to reduce the promissory note by $4,464. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $9,113.

c) The Company issued 7,000,000 shares of Class A common stock of the Company to a firm for to perform investor relations. The value of the stock was $21,000.

d) The Company issued 10,000,000 shares of Class A common stock of the Company to a firm for to perform consulting services. The value of the stock was $30,000.

e) The Company issued 6,288,889 shares of Class A common stock to Cornell Capital to convert $5,660 of the Convertible Debenture into common stock of the Company.

                               SPEECHSWITCH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


Note 1   Background
------   ----------

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


Note 2   Business Operations
------   -------------------

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 2   Business Operations (continued)
------   -------------------------------

The Company employs two full-time employees and one part-time employee. SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch. SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such businesses or operations. Currently, SpeechSwitch has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.


Note 3   Going Concern
------   -------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of June 30, 2007, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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


Note 4   Summary of Significant Accounting Policies
------   ------------------------------------------

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 4   Summary of Significant Accounting Policies (continued)
------   ------------------------------------------------------

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 4   Summary of Significant Accounting Policies (continued)
------   ------------------------------------------------------

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

f)   Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses.. For the six months ended June 30, 2007, and 2006, advertising costs amounted to $1,914 and $2,546 respectively.

g)   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2007.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at June 30, 2007.

h)   Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 4   Summary of Significant Accounting Policies (continued)
------   ------------------------------------------------------

i)   Intangible Assets

In May and December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company determined that there was no impairment of indefinite-lived intangible assets at December 31, 2006.

j)   Income Taxes

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

k)   Derivative Liabilities

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

l)   Fair Value of Instruments

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 5   Loss Per Share
------   --------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended June 30, 2007 and 2006 does not include common stock equivalents, as these shares would be antidilutive.

                                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                               ------------------    ------------------
                                                                    JUNE 30, 2007         JUNE 30, 2006
                                                                    -------------         -------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                       $   (419,121)         $   (143,537)
  Weighted-average common shares outstanding                           48,165,885            17,726,441
  Basic net loss per share attributable to common stockholders       $      (0.01)         $      (0.01)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                       $   (419,121)         $   (143,537)
  Weighted-average common shares outstanding                           48,165,885            17,726,441
  Incremental shares attributable to the assumed exercise of
     outstanding stock options                                                 --                    --
  Total adjusted weighted-average shares                               48,165,885            17,726,441
  Diluted net loss per share attributable to common stockholders     $      (0.01)         $      (0.01)



                                                                 SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                 ----------------      ----------------
                                                                    JUNE 30, 2007         JUNE 30, 2006
                                                                    -------------         -------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                       $   (762,064)         $   (380,217)
  Weighted-average common shares outstanding                           39,451,680            15,197,940
  Basic net loss per share attributable to common stockholders       $      (0.02)         $      (0.03)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                       $   (762,064)         $   (380,217)
  Weighted-average common shares outstanding                           39,451,680            15,197,940
  Incremental shares attributable to the assumed exercise of
     outstanding stock options                                                 --                    --
  Total adjusted weighted-average shares                               39,451,680            15,197,940
  Diluted net loss per share attributable to common stockholders     $      (0.02)         $      (0.02)


Note 6   Intangible Assets
------   -----------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc. Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $9,603.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 7   Income Taxes
------   ------------

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

At June 30, 2007 deferred tax assets consist of the following:

         Deferred tax assets                         $  524,000
         Less: Valuation Allowance                     (524,000)
                                                     ----------
         Net deferred tax assets                     $      -0-
                                                     ==========

At June 30, 2007, the Company had a federal net operating loss carry forward in the approximate amount of $1,540,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


Note 8   Related Party Transactions
------   --------------------------

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of Directors of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2007, the outstanding balance due to Mr. Mahoney is $138,912 plus accrued interest of $45,911.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 8   Related Party Transactions (continued)
------   --------------------------------------

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as SpeechSwitch's Non-Executive Chairman of the Board for a term of five years. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney. For the six months ended June 30, 2007, Mr. Mahoney deferred $26,514 of his compensation. As of June 30, 2007 total deferred compensation due Mr. Mahoney was $181,427.

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


Note 9   Notes Payable
------   -------------

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 9   Notes Payable (continued)
------   -------------------------

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

The Company's obligations under the promissory note issued to Cornell Capital Partners are secured by a first priority interest in substanially all of our assets.

On April 16, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $1,000,000 in exchange for this note payable for the same amount (see Note 10).


Note 10  Derivative Liability
-------  --------------------

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. Cornell has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Cornell may not convert the Debenture into shares of Class A Common Stock if such conversion would result in Cornell beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right at any time provided that as of the date of the Holder's receipt of a Redemption Notice
(i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 10  Derivative Liability (continued)
-------  --------------------------------

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


Note 11  Subscription Agreement
-------  ----------------------

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (was amended and restated on December 12, 2005) whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of June 30, 2007, the Company has sold 10,425,371 shares of Class A Common Stock to Cornell Capital for proceeds of $163,600, which are net of fees and discounts of $29,866.

On March 30, 2007, the Company and Cornell entered into an Amendment to the Amended and Restated Standby Equity Distribution Agreement dated as of the 12th day of December 2005, which revised the restrictions upon the Company's ability to sell equity.


Note 12  Capital Stock
-------  -------------

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

a)   Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2007, SpeechSwitch has not issued any shares of Preferred Stock.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 12  Capital Stock (continued)
-------  -------------------------

b)   Class A Common Stock

As of June 30, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 78,667,886 shares were issued and outstanding.

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

c)   Class B Common Stock

As of June 30, 2007, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2007, no shares were issued or outstanding.

d)   Class C Common Stock

As of June 30, 2007, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company's net assets pro rata. As of June 30, 2007, no shares were issued or outstanding.


Note 13  Stock Options
-------  -------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of June 30, 2007.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006


Note 14  New Accounting Pronouncements
-------  -----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS
--------------------------

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


OVERVIEW AND PLAN OF OPERATION
------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OVERVIEW AND PLAN OF OPERATION (CONTINUED)
------------------------------------------

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

SpeechSwitch has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement. However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock, unless certain conditions are met by SpeechSwitch, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. See "- Liquidity and Capital Resources." If SpeechSwitch cannot fund its working capital needs under the equity line of credit, we will be unable to obtain sufficient capital resources to operate our business since we have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect on SpeechSwitch's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to SpeechSwitch by iVoice as part of the Distribution. The financial information included in this report, however, is not necessarily indicative of what SpeechSwitch's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

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

RESULTS OF OPERATIONS
---------------------

All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products and the sale of our patents. For the three and six months ended June 30, 2007, total revenues declined $21,076 (56.3%) to $16,353 and $13,907 (31.1%) to $30,855, respectively, as compared to the same periods in the prior year. All sales were for product installations and maintenance. Prior to August 5, 2005, the speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources".

Gross margin for the three and months ended June 30, 2007 and 2006 declined $16,102 (61.5%) to $10,077 and $11,120 (42.2%), respectively, as compared to the three and six months ended June 30, 2006. Gross margin decreased primarily as a result of the lower sales.

Total operating expenses increased $86,898 (66.5%) to $217,577 and $122,457 (45.7%) to $390,470, respectively, for the three and six months ended June 30, 2007 as compared to the same periods in the prior year. This increase is attributed mostly to an increase in legal fees, consulting fees and for investor relations.

Total other expenses increased $172,584 and $248,270, respectively, for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006. This increase is mostly attributed to the loss on valuation of derivative and the amortization of the debt discount.

Net loss for the quarter ended June 30, 2007 was $419,121 as compared to a loss of $143,537 for the quarter ended June 30, 2006. Net loss for the six months ended June 30, 2007 was $762,064 as compared to a loss of $380,217 for the six months ended June 30, 2006. The increase in net loss for these periods was the result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

On December 12, 2005, we entered into an Amended and Restated Standby Equity Distribution Agreement, whereby we may, at our discretion, periodically sell to Cornell Capital Partners shares of Class A Common Stock for a total purchase price of up to $10.0 million. For each share of Class A Common Stock purchased under the equity line of credit, Cornell Capital Partners will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our Class A Common Stock is traded during the five consecutive trading days following the date that SpeechSwitch delivers to Cornell Capital Partners a notice requiring it to advance funds to us. Further, Cornell Capital Partners will retain 6% of each advance under the equity line of credit as a commitment fee and we will pay Yorkville Advisors Management a structuring fee of five hundred dollars ($500) directly out of the gross proceeds of each advance under the equity line of credit. The sale of the shares under the equity line of credit is conditioned upon us registering the shares of Class A Common Stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by us.

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

For the six months ended June 30, 2007, the Company had a net decrease in cash of $179,446. The Company's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. The Company used $214,545 in cash for operating activities in the six months June 30, 2007. This was primarily the result of the cash used to fund the loss from current operating activities offset partially by an increase in accounts payable and accrued liabilities. For the six ended June 30, 2007 the Company used $214,545 in cash for operating activities as compared to $218,460 in the prior year.

         CASH PROVIDED BY FINANCING ACTIVITIES. For the six months ended June 30, 2007 the Company received net proceeds of $35,099 from the issuance of common stock through the equity financing with Cornell Capital Partners as compared to net proceeds of $106,800 for the six months ended June 30, 2006.

There was no significant impact on the Company's operations as a result of inflation for the six months ended June 30, 2007.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and June 30, 2007:

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



ITEM 3A(T). CONTROLS AND PROCEDURES.
------------------------------------

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

On May 24, 2007, the Company entered into a Business Consulting Agreement with Lane Capital Markets LLC ("Lane") to provide the Company in identifying possible merger candidates for the term of one hundred twenty (120) days. The Company paid for these services in the form of 10 million unregistered Class A Common Stock shares, no par value per share, that closed at $.003 on May 24, 2007 with a value of $30,000. We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which covers "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933, as amended.


ITEM 5.  OTHER INFORMATION.
---------------------------

     (b) The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.



ITEM 6.  EXHIBITS
-----------------

         Exhibits
         --------

         10.1 Business Consulting Agreement dated May 24, 2007 by and between SpeechSwitch, Inc. and Lane Capital Markets, LLC.

         31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

         32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SPEECHSWITCH, INC.


Date:  August 14, 2007                           By: /s/ Bruce R. Knef
                                                     -----------------
                                                     Bruce R. Knef
                                                     President
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                INDEX OF EXHIBITS



     10.1 Business Consulting Agreement dated May 24, 2007 by and between SpeechSwitch, Inc. and Lane Capital Markets, LLC.


     31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.


     32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.