Form 10QSB
period 2007-09-30
SpeechSwitch, Inc.
filed 2007-11-14
CIK 1307989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2007


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission File No. 333-120507




                               SPEECHSWITCH, INC.
--------------------------------------------------------------------------------
             (Exact name of the Registrant as specified in Charter)


NEW JERSEY                                                    20-1862816
--------------------------------------------------------------------------------
(State of Incorporation)                             (I.R.S. Employer ID Number)


750 HIGHWAY 34, MATAWAN, NEW JERSEY                             07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 207,090,861 shares of Class A Common stock, no par value as of November 12, 2007.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

================================================================================

                               SPEECHSWITCH, INC.
                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----
             PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements (Unaudited):

             Condensed Balance Sheet - September 30, 2007                      1

             Condensed Statements of Operations - Three and
             Nine Months Ended September 30, 2007 and 2006                     2

             Condensed Statements of Cash Flows - Nine Months
             Ended September 30, 2007 and 2006                               3-4

             Notes to Condensed Financial Statements                        5-16


Item 2.      Management's Discussion and Analysis or Plan of Operation     17-24


Item 3.      Controls and Procedures                                          22


Item 3A(T).  Controls and Procedures                                          23




             PART II - OTHER INFORMATION

Item 6.      Exhibits                                                         24



Index of Exhibits                                                             25

ITEM 1 - FINANCIAL STATEMENTS

                               SPEECHSWITCH, INC.
                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,
                                                                              2007
                                                                          ------------
ASSETS

Current assets:
  Cash and cash equivalents                                               $     44,100
  Accounts receivable, net of allowance for doubtful accounts of $2,862         12,117
  Prepaid expenses                                                               6,834
                                                                          ------------

Total current assets                                                            63,051

Intangible assets, net                                                           6,571
                                                                          ------------

Total assets                                                              $     69,622
                                                                          ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                   $    629,179
  Due to related parties                                                       238,040
  Deferred maintenance contracts                                                 2,237
  Notes payable to related parties                                             138,912
  Convertible debenture, net of unamortized debt discount of $832,117          154,723
  Derivative Liability                                                       1,363,719
                                                                          ------------

Total current liabilities                                                    2,526,810
                                                                          ------------

Stockholders' deficit:
    Preferred stock, $1.00 par value; authorized 1,000,000 shares;
       no shares issued and outstanding                                             --
    Common stock:
      Class A - no par value; authorized 10,000,000,000 shares;
         131,732,402 shares issued and outstanding                             529,267
      Class B - $.01 par value; authorized 50,000,000 shares;
         no shares issued and outstanding                                           --
      Class C - $.01 par value; authorized 20,000,000 shares;
         no shares issued and outstanding                                           --
   Additional paid-in capital                                                2,131,689
   Accumulated deficit                                                      (5,118,144)
                                                                          ------------

Total stockholders' deficit                                                 (2,457,188)
                                                                          ------------

Total liabilities and stockholders' deficit                               $     69,622
                                                                          ============

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                 Three Months Ended                  Nine Months Ended
                                          --------------------------------    --------------------------------
                                           September 30,     September 30,     September 30,     September 30,
                                               2007              2006              2007              2006
                                          --------------    --------------    --------------    --------------
Net sales                                 $       22,099    $      195,722    $       52,954    $      240,484

Cost of sales                                      3,823            17,626            19,436            36,026
                                          --------------    --------------    --------------    --------------

Gross margin                                      18,276           178,096            33,518           204,458
                                          --------------    --------------    --------------    --------------

Operating expenses:
  Selling and marketing expenses                  34,649            35,196            85,621            97,130
  General and administrative expenses             86,182            90,860           381,020           266,722
  Engineering, research, & development            16,250            16,739            60,910            46,956
                                          --------------    --------------    --------------    --------------

Total operating expenses                         137,081           142,795           527,551           410,808
                                          --------------    --------------    --------------    --------------

  Income (loss) from operations                 (118,805)           35,301          (494,033)         (206,350)
                                          --------------    --------------    --------------    --------------

Other income (expense):
  Interest income                                    196             2,854             1,994             7,175
  Interest expense                               (30,118)          (63,087)          (81,455)         (205,974)
  Amortization of debt discount                  (83,941)               --          (167,883)               --
  Loss on valuation of derivative               (110,364)               --          (363,719)               --
                                          --------------    --------------    --------------    --------------

Total other income (expense)                    (224,227)          (60,233)         (611,063)         (198,799)
                                          --------------    --------------    --------------    --------------

Loss before taxes                               (343,032)          (24,932)       (1,105,096)         (405,149)

Provision for income taxes                            --                --                --                --
                                          --------------    --------------    --------------    --------------

Net loss attributable to common shares    $     (343,032)   $      (24,932)   $   (1,105,096)   $     (405,149)
                                          ==============    ==============    ==============    ==============

Basic and diluted loss per common share   $        (0.00)   $        (0.00)   $        (0.02)   $        (0.02)

Weighted average shares outstanding
  Basic and diluted                          107,753,469        22,296,862        62,467,301        17,590,251


See accompanying notes to condensed financial statements.

                               SPEECHSWITCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                            ----------------------------
                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                                2007            2006
                                                            ------------    ------------
Cash flows from operating activities:
Net loss                                                    $ (1,105,096)   $   (405,149)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization of intangibles                                 2,554           2,554
       Loss on valuation of derivative                           363,719              --
       Amortization of debt discount                             167,883              --
       Common stock issued for investor relations                 21,000           8,595
       Common stock issued for consulting services                30,000              --
       Common stock issued for legal services                     14,436          56,850
       Common stock issued for compensation                       10,199              --
       Beneficial interest incurred on debt reduction              9,113          52,919
       Beneficial interest incurred on payable reduction           8,748              --

Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                     2,184            (508)
    Decrease (increase) in prepaid expenses                        2,142          (9,276)
    Increase in accounts payable and accrued liabilities         109,899          86,761
    Increase in amounts due to related parties                    83,127          32,457
    Increase (decrease) in deferred maintenance contracts            700            (227)
                                                            ------------    ------------

Net cash (used in) operating activities                         (279,392)       (175,024)
                                                            ------------    ------------

Cash flows from financing activities:
    Issuance of common stock through equity financing             80,533         152,519
    Issuance costs incurred through equity financing             (12,948)        (23,719)
                                                            ------------    ------------

Net cash provided by financing activities                         67,585         128,800
                                                            ------------    ------------

Net (decrease) in cash and cash equivalents                     (211,807)        (46,224)

Cash and cash equivalents at beginning of period                 255,907         399,720
                                                            ------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Taxes paid                                                  $         --        $     --
Interest paid                                               $         --        $     --

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 ----------------------------------------------
                                   (UNAUDITED)

Supplemental Schedule of Non-Cash Financing Activities:

For the Nine Months Ended September 30, 2007:

     a) The Company issued 7,900,000 shares of Class A common stock with a fair market value of $14,436 for repayment of legal expenses valued at $5,688. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $8,748.

     b) The Company issued 6,200,000 shares of Class A common stock with a fair market value of $13,578 to an officer to reduce the promissory note by $4,464. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $9,113.

     c) The Company issued 13,288,889 shares of Class A common stock to Cornell Capital to convert $13,160 of the Convertible Debenture into common stock of the Company.

     d) The Company converted $1,000,000 of note payable into a convertible debenture.

                               SPEECHSWITCH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006


Note 1    Background
------    ----------

SpeechSwitch, Inc. ("SpeechSwitch" or the "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received, by assignment, all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 thereafter and assigned to the Company.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

As of September 30, 2007, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the nine months ended September 30, 2007, and 2006, advertising costs amounted to $1,914 and $4,344, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2007.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at September 30, 2007.

h) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


Note 4    Summary of Significant Accounting Policies (continued)
------    ------------------------------------------------------

i) Intangible Assets

In May and December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. In accordance with FAS 142, goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company determined that there was no impairment of indefinite-lived intangible assets at December 31, 2006.

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

k) Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as "Other expense" or "Other income", respectively. The financial statements for the period ended September 30, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with Cornell Capital.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


Note 5    Loss Per Share
------    --------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended September 30, 2007 and 2006 does not include common stock equivalents, as these shares would be antidilutive.

                                                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                    SEPTEMBER 30, 2007    SEPTEMBER 30, 2006
                                                                    ------------------    ------------------
BASIC NET LOSS PER SHARE COMPUTATION:
   Net loss attributable to common stockholders                       $     (343,032)       $      (24,932)
   Weighted-average common shares outstanding                            107,753,469            22,296,862
   Basic net loss per share attributable to common stockholders       $        (0.00)       $        (0.00)
DILUTED NET LOSS PER SHARE COMPUTATION
   Net loss attributable to common stockholders                       $     (343,032)       $      (24,932)
   Weighted-average common shares outstanding                            107,753,469            22,296,862
   Incremental shares attributable to the assumed exercise of
     outstanding stock options                                                    --                    --
   Total adjusted weighted-average shares                                107,753,469            22,296,862
   Diluted net loss per share attributable to common stockholders     $        (0.00)       $        (0.00)


                                                                     NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2007    SEPTEMBER 30, 2006
                                                                    ------------------    ------------------
BASIC NET LOSS PER SHARE COMPUTATION:
   Net loss attributable to common stockholders                       $   (1,105,096)       $     (405,149)
   Weighted-average common shares outstanding                             62,467,301            17,590,251
   Basic net loss per share attributable to common stockholders       $        (0.02)       $        (0.02)
DILUTED NET LOSS PER SHARE COMPUTATION
   Net loss attributable to common stockholders                       $   (1,105,096)       $     (405,149)
   Weighted-average common shares outstanding                             62,467,301            17,590,251
   Incremental shares attributable to the assumed exercise of
     outstanding stock options                                                    --                    --
   Total adjusted weighted-average shares                                 62,467,301            17,590,251
   Diluted net loss per share attributable to common stockholders     $        (0.02)       $        (0.02)

Note 6    Intangible Assets
------    -----------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc. Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $10,454.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

At September 30, 2007 deferred tax assets consist of the following:

          Deferred tax assets                  $  538,000
          Less: Valuation Allowance              (538,000)
                                               ----------
          Net deferred tax assets              $      -0-
                                               ==========

At September 30, 2007, the Company had a federal net operating loss carry forward in the approximate amount of $1,582,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


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

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of Directors of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum (9.75% at September 30, 2007) on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or
(iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2007, the outstanding balance due to Mr. Mahoney is $138,912 plus accrued interest of $54,244.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


Note 8    Related Party Transactions (continued)
------    --------------------------------------

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as SpeechSwitch's Non-Executive Chairman of the Board for a term of five years. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt, or shares of our Class B Common Stock at the option of Mr. Mahoney. For the nine months ended September 30, 2007, Mr. Mahoney deferred $49,462 of his compensation. As of September 30, 2007 total deferred compensation due Mr. Mahoney was $204,375.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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


Note 10   Derivative Liability
-------   --------------------

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. Cornell has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Cornell may not convert the Debenture into shares of Class A Common Stock if such conversion would result in Cornell beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company. As of September 30, 2007, the outstanding balance on the Convertible Debenture was $986,840.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


Note 10   Derivative Liability (continued)
-------   --------------------------------

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended September 30, 2007, the Company recorded a Loss on Valuation of Derivative in the amount of $110,364. For the nine months ended September 30, 2007, the Company recorded a Loss on Valuation of Derivative in the amount of $363,719.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


Note 12   Capital Stock (continued)
-------   -------------------------

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of September 30, 2007, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of September 30, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 131,732,402 shares were issued and outstanding.

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

c) Class B Common Stock

As of September 30, 2007, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2007, no shares were issued or outstanding.

d) Class C Common Stock

As of September 30, 2007, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company's net assets pro rata. As of September 30, 2007, no shares were issued or outstanding.


Note 13   Stock Options
-------   -------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of September 30, 2007.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The interpretation has had no effect or impact on its financial statements.

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



RESULTS OF OPERATIONS
---------------------

All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products and the sale of our patents. For the three and nine months ended September 30, 2007, total revenues declined $173,623 (88.7%) to $22,099 and $187,530 (78.0%) to $52,954, respectively, as compared to the same periods in the prior year as 2006 included the sales of patents in the amount of $135,360. For the three and nine months ended September 30, 2007, total revenues associated with product installations and maintenance declined $38,263 (63.4%) to $22,099 and $52,170 (49.6%) to $52,954, respectively, as compared to the same periods in the prior year. All sales for the year 2007 were for product installations and maintenance. Prior to August 5, 2005, the speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If SpeechSwitch can obtain funds under the SEDA, SpeechSwitch will be able to devote more resources to operating the business. See "Liquidity and Capital Resources".

Gross margin for the three and nine months ended September 30, 2007 declined $159,820 (89.7%) to $18,276 and $170,940 (83.6%), respectively, as compared to the three and nine months ended September 30, 2006. The three and nine months ended September 30, 2006 included the gross margin on the sales of patents in the amount of $135,360. There were no patent sales in 2007. Gross margin on revenues associated with product installations and maintenance decreased primarily as a result of the lower sales.

Total operating expenses decreased $5,714 (4.0%) to $137,081 for the three months ended September 30, 2007 as compared to the same period in the prior year. Total operating expenses increased $116,743 (28.4%) to $527,551 for the nine months ended September 30, 2007 as compared to the same period in the prior year This increase is attributed mostly to an increase in legal fees, consulting fees and for investor relations.

Total other expenses increased $163,994 and $412,264, respectively, for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006. This increase is mostly attributed to the loss on valuation of derivative and the amortization of the debt discount, partially offset by lower interest expense.

Net loss for the quarter ended September 30, 2007 was $343,032 as compared to a loss of $24,932 for the quarter ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $1,105,096 as compared to a loss of $405,149 for the nine months ended September 30, 2006. The increase in net loss for these periods was the result of the factors discussed above.


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

The maximum amount of each advance amount is $600,000 per advance notice. The amount available under the equity line of credit is not dependent on the price or volume of our Class A Common Stock. Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. Because Cornell Capital Partners can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners may receive under the equity line of credit. However, Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by SpeechSwitch, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. If SpeechSwitch cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business. Management believes that its going-forward expenses for the next twelve months will be approximately $500,000, which includes salaries for SpeechSwitch's officers and employees, and assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur additional liabilities of approximately $500,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

SpeechSwitch assumed from iVoice outstanding indebtedness in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the speech recognition software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice. Pursuant to the terms of the promissory note representing such obligation, SpeechSwitch, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by
(y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversions of the repayment into shares of the Company.

For the nine months ended September 30, 2007, the Company had a net decrease in cash of $211,807. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $279,392 in cash for operating activities for the nine months ended September 30, 2007. This was primarily the result of the cash used to fund the loss from current operating activities offset partially by an increase in accounts payable and accrued liabilities.

     CASH PROVIDED BY FINANCING ACTIVITIES. For the nine months ended September 30, 2007 the Company received net proceeds of $67,585 from the issuance of common stock through the equity financing with Cornell Capital Partners as compared to net proceeds of $128,800 for the nine months ended September 30, 2006.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended September 30, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.   CONTROLS AND PROCEDURES
---------------------------------

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and September 30, 2007:

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


ITEM 3A(T). CONTROLS AND PROCEDURES.
------------------------------------

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective, except as to the material weakness in internal controls disclosed in Item 3 above. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS
-------   --------

          Exhibits

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



                                              SPEECHSWITCH, INC.


Date:  November 14, 2007                      By: /s/ Bruce R. Knef
                                                  ----------------------------
                                                  Bruce R. Knef
                                                  President
                                                  Chief Executive Officer and
                                                  Chief Financial Officer

                                INDEX OF EXHIBITS


     31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.


     32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.