Form 10KSB
period 2007-12-31
SpeechSwitch, Inc.
filed 2008-04-15
CIK 1307989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2007

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

Issuer's revenues for its most recent fiscal year. $68,881

As of April 14, 2008, the Registrant had 899,288,667 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $179,857.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]
================================================================================

PART I
Item 1. Description of business                                                3
Item 2. Description of property                                               24
Item 3. Legal proceedings                                                     24

PART II
Item 5. Market for common equity and related stockholder matters.             25
Item 6. Management's discussion and analysis or plan of operations.           30
Item 7. Financial statements                                                  39
Item 8A(T). Controls & Procedures                                             39


PART III
Item 9. Directors, executive officers, promoters and control persons,
    compliance with Section 16(a) of the Exchange Act                         41
Item 10.Executive compensation.                                               44
Item 11.Security ownership of certain beneficial owners and management        47
Item 12.Certain relationships and related transactions                        48

Item 13.Exhibits                                                              49
Item 14. Principal Accountant Fees and Services                               54

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

BACKGROUND
----------

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

OUR BUSINESS
------------

We develop, market and license the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company's software. Our products are designed to be "people oriented", with features that can be readily used with out special training and manuals. Our product line of Speech SDK, incorporate this philosophy. SpeechSwitch markets, promotes and sells its speech-enabled products primarily through telephony reseller channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices. The Company employs currently three full-time employees. SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch. SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such businesses or operations. Currently, SpeechSwitch has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

SpeechSwitch, Inc. has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs was previously provided, in large part, from the sale of Class A Common Stock to YA Global Investments, LP, f/k/a Cornell Capital Partners, LP. ("YA Global") pursuant to the terms of the Standby Equity Distribution Agreement. However, the Standby Equity Distribution Agreement expired on February 5, 2008, and was not renewed. If SpeechSwitch, Inc. cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

PRODUCTS AND SERVICES
---------------------

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

SALES AND MARKETING
-------------------

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

FOCUS ON SMALL TO MEDIUM SIZED BUSINESSES AND CORPORATE DEPARTMENT. Our products are designed for use by small to medium sized businesses and corporate departments utilizing telephones in a wide range of markets, including manufacturing, retail, service, healthcare, and government. Our products include features offered by large proprietary call processing systems, but at a more affordable price.

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

CUSTOMERS
---------

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

DISTRIBUTION
------------

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

OEM AND RESELLER ACCOUNTS
-------------------------

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

BUSINESS DEVELOPMENT
--------------------

         Business development objectives at SpeechSwitch will be to focus on two primary functions as listed below:

1. Negotiate and secure strategic alliances related to our speech recognition products; and

2. Negotiate, secure and manage Original Equipment Manufacturer (OEM) and reseller accounts.

STRATEGIC ALLIANCES
-------------------

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

COMPETITION
-----------

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

SUPPLIERS
---------

Our suppliers include Dialogic Corporation (an Intel company) that distributes through a network of resellers for voiceboards, and Hewlett-Packard, Dell, and P.C. Mall for computer hardware components. Since our products are based and run on standard PC architecture, and as result of our recent integration with TAPI, we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications. As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers The Company maintains no special arrangements relating to working capital items, and, as far as it is aware, this is standard in the industry.

INTELLECTUAL PROPERTY RIGHTS
----------------------------

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

We received net proceeds of $144,000 in 2006, after paying a commission to GlynnTech, Inc., which served as SpeechSwitch's licensing agent and assisted in the sale of the patents. However, the Company retained the rights to market the product.

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

GOVERNMENT REGULATION
---------------------

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

RESEARCH AND DEVELOPMENT
------------------------

Our research and development efforts focus on enhancing our existing product line and the development of new products that integrate with our existing products. We continually seek to improve our core speech recognition technology through ease of use, broader application and increased accuracy. We employ qualified technical personnel to strengthen our product line.

For the years ending December 31, 2007 and 2006, research and development expenditures consisted of $77,160 and $63,206, respectively, in salaries and wages to technical staff and $0 in technical hardware supplies, software tool-kits and technical publications.

LICENSES
--------

We have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers.

EMPLOYEES

As of March 15, 2008, we had three full-time employees. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

We have entered into employment agreements with our President and Chief Executive Officer (Mr. Knef) and our Non-Executive Chairman of the Board (Mr. Mahoney). Mr. Mahoney is a part-time employee; Mr. Knef will devote substantially all of his time to SpeechSwitch. Many services that would be provided by employees are currently being provided to SpeechSwitch by iVoice under the administrative services agreement. We do not currently have any plans to hire additional personnel and we expect our current officers and directors to continue to fulfill orders received by telephone and the Internet for SpeechSwitch products. However, if SpeechSwitch can obtain funds under the equity line of credit, SpeechSwitch will be able to devote more resources to expanding its personnel. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company and will appoint Mr. Mark Meller as a new member of the Board of Directors.

Within the industry, competition for key technical and management personnel is intense, and there can be no assurance that we can retain our future key technical and managerial employees or that, should we seek to add or replace personnel, we can assimilate or retain other highly qualified technical and managerial personnel in the future.

RISK FACTORS
------------

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

SPEECHSWITCH WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES WITH LIMITED OPERATING HISTORY FACE.

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

SpeechSwitch has received a report from its independent auditors for the fiscal years ended December 31, 2007 and December 31, 2006 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors' opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future. As of December 31, 2007, we have a convertible debenture with YA Global Investments (f/k/a/ Cornell Capital Partners) with an outstanding balance of $974,540. This convertible debenture was derived from a note payable with YA Global Investments (f/k/a/ Cornell Capital Partners) in the amount of $1,000,000 and converted into the convertible debenture. The Company also has a promissory note of $124,268 and deferred compensation of $227,482 at December 31, 2007, plus deferred interest of $62,553 with Mr. Jerry Mahoney, a former director of the Company, and provides that, at Mr. Mahoney's option, principal and interest due on the note can be converted into shares of the Company's Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

IF SPEECHSWITCH LOSES THE SERVICES OF ANY KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers and directors, including Jerome R. Mahoney and Bruce R. Knef, our Non-Executive Chairman of the Board and our President, Chief Executive Officer and Chief Financial Officer, respectively. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. To minimize the effects of such loss, SpeechSwitch has entered into employment contracts with Jerome Mahoney and Bruce Knef. Mr. Knef's employment agreement expired in November 2007, but he continues to work for the Company. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company and appointed Mr. Mark Meller as a new member of the Board of Directors.

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

Mr. Mahoney, a member of the board of directors, owns iVoice shares and has the right to convert $351,750 of loans and deferred compensation and $62,553 of accrued and unpaid interest, into 414,303 shares of SpeechSwitch Class B Common Stock which are convertible into the number of shares of SpeechSwitch Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. In addition, Mr. Mahoney has the right to convert the amount of all accrued and unpaid interest on such indebtedness into one share of SpeechSwitch Class B Common Stock for each dollar of accrued and unpaid interest. As of the date of this filing, accrued and unpaid interest on this indebtedness was $62,553. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. In addition, Mr. Mahoney, the Non-Executive Chairman of the Board of SpeechSwitch serves as the Chairman of the Board and Chief Executive Officer of iVoice and we anticipate that he will continue to serve in such capacities. These relationships could create, or appear to create, potential conflicts of interest when SpeechSwitch's directors and management are faced with decisions that could have different implications for SpeechSwitch and iVoice. For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, SpeechSwitch and any other projects. Other examples could include potential business acquisitions that would be suitable for either SpeechSwitch or iVoice, activities undertaken by iVoice in the future that could be in direct competition with SpeechSwitch, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and SpeechSwitch following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of SpeechSwitch following the Distribution. Furthermore, SpeechSwitch does not have any formal procedure for resolving such conflicts of interest should they arise following the Distribution. The Board has the option to pay Mr. Mahoney's in the form of Class B Common Stock.

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

SPEECHSWITCH STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

If working capital or future acquisitions are financed through the issuance of equity securities, such as through the sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with YA Global (see "Certain Relationships and Related Transactions"), iVoice Technology stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on SpeechSwitch shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the SpeechSwitch Class A Common Stock.

If SpeechSwitch is unable to obtain funds from the equity line of credit, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital. However, there is no assurance that management will be able to obtain additional funding.

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

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

We are dependent on external financing to fund our operations. Our prior financing needs were, for the most part, provided through the possible sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with YA Global Investments (f/k/a/ Cornell Capital Partners). This agreement expired on February 8, 2008, and was not renewed. If SpeechSwitch, Inc. cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

OUR OBLIGATIONS UNDER THE SECURED PROMISSORY NOTE ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

Our obligations under the secured promissory note issued to YA Global Investments (f/k/a/ Cornell Capital Partners) are secured by substantially all of our assets. As a result, if we default under the terms of the secured promissory note, YA Global Investments (f/k/a/ Cornell Capital Partners) could foreclose its security interest and liquidate all of our assets. This would cause operations to cease.

JEROME MAHONEY, THE NON-EXECUTIVE CHAIRMAN OF THE BOARD OF SPEECHSWITCH, MAY HAVE CONTROL OVER THE MANAGEMENT AND DIRECTION OF SPEECHSWITCH.

Mr. Mahoney will have the right to convert $351,750 of indebtedness and deferred compensation, together with accrued but unpaid interest of $62,553, into 414,303 shares of SpeechSwitch Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. Interest accrues on the outstanding principal balance of the note at the prime rate plus 2% per annum. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney converts his indebtedness into 414,303 shares of Class B Common Stock, he will have voting rights equal to 41,430,300 shares of Class A Common Stock and will have control over the management and direction of SpeechSwitch, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders. The Board has the option to pay Mr. Mahoney in Class B Common Stock. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

We have obtained two patents and have one pending patent application on our proprietary technology that we believe to be material to our future success and may obtain additional patents in the future. Pursuant to a Patent Purchase Agreement, dated April 20, 2006, we completed the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications to Lamson Holdings LLC. The patents and/or patent applications sold relate to various Voice Activated/Voice

Responsive systems developed by SpeechSwitch, including item locators for retail stores utilizing various unique identifying, data gathering and organizing, as well as user feedback techniques. Our existing and future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. Although we have obtained patents and have pending patent applications, we may not be able to continue to develop proprietary products or technologies that are patentable and other parties may have prior claims.

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

OUR SECURITIES
--------------

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

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2007, we had all of our remaining authorized shares, approximately 9,616,141,076 shares of Class A common stock, reserved for possible future issuance.

REPORTS TO SECURITY HOLD

The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, files reports on Form 8-K.

The public may read and copy any materials the Company files with the Securities and Exchange

Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

ITEM 2. DESCRIPTION OF PROPERTY.
--------------------------------

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

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

MARKET INFORMATION
------------------

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
-------------------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

     Our common stock is quoted on the OTC Bulletin Board under the symbol
"SSWC"

     The following table shows the high and low closing prices for the period indicated:

                           2007              HIGH              LOW
                           ----              ----              ---
                  First quarter             $.016            $.004
                 Second Quarter           $.00588           $.0015
                  Third Quarter            $.0025           $.0005
                 Fourth quarter             $.001         $.000187

                           2006              HIGH              LOW
                           ----              ----              ---
                  First Quarter             $.140            $.018
                 Second Quarter             $.029            $.010
                  Third Quarter            $.0145           $.0071
                 Fourth quarter             $.013            $.007

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.
-------------------------

 As of December 31, 2007, the number of record holders of our common shares was approximately 752.

DIVIDEND INFORMATION.
---------------------

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

DESCRIPTION OF SECURITIES
-------------------------

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

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2007, SpeechSwitch has not issued any shares of Preferred Stock. SpeechSwitch has no current plans to issue any shares of preferred stock.

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

As of December 31, 2007, we had 383,858,924 shares of Class A common stock issued and outstanding.

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

As of December 31, 2007, there were 50,000,000 shares of our Class B Common Stock authorized and no shares were issued or outstanding.

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

As of December 31, 2007, there were 20,000,000 shares of our Class C Common Stock authorized and no shares were issued or outstanding.

UNREGISTERED SALES OF EQUITY SECURITIES.

On April 16, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture dated March 30, 2007 YA Global Investments LP (f/k/a/ Cornell Capital Partners) for the sum of $1,000,000 in exchange for the note payable of the same amount (see Notes 8 and 9 to the Financial Statements). We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which covers "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933, as amended.

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

The Company did not issue any stock options for the years ended December 31, 2007 and 2006.

                                    EQUITY COMPENSATION PLAN INFORMATION


                                    Shares to be issued
                                     upon exercise of          Weighted average
                                   outstanding options,            exercise            Number of Securities
                                    warrants or stock               price              Available for Future
Plan Category                           rights (#)                   ($)                   Issuance (#)
-------------                           ----------                   ---                   ------------
Approved by Shareholders:
Stock Incentive Plan                         0                       n/a                        0

Not approved by Shareholders:
Stock Incentive Plan                         0                       n/a                        0

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

The Company did not issue any stock options or shares under either stock incentive plans listed above for the years ended December 31, 2007 and 2006.

The Company had no outstanding equity awards for its executive officers at the end of the most recent completed fiscal year.

DEBT
----

On August 12 and November 19, 2004, SpeechSwitch, Inc. issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to YA Global Investments (f/k/a/ Cornell Capital Partners). The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of the convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes are in the aggregate amount of $1,000,000, $800,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $200,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $200,000 was advanced to the Company.

The promissory notes had an interest rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company was in default of the payment schedule and therefore, the balance had been recorded as a current liability. In addition, as a result of the default, the interest rate was increased to 18%. No weekly principal payments were made.

The Company's obligations under the promissory note were secured by a first priority interest in substanially all of our assets.

On April 16, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $1,000,000 in exchange for this note payable for the same amount (see Note 9 to the Financial Statements).

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) ("YA Global") for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

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

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or his assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
------------------------------------------------------------------------------
OPERATION
---------

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

SpeechSwitch has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners) pursuant to the terms of the Standby Equity Distribution Agreement. However, YA Global Investments (f/k/a/ Cornell Capital Partners) is under no obligation to purchase any shares of our Class A Common Stock, unless certain conditions are met by SpeechSwitch, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. See "- Liquidity and Capital Resources." If SpeechSwitch cannot fund its working capital needs under the equity line of credit, we will be unable to obtain sufficient capital resources to operate our business since we have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect on our financial condition and our business.

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

YEAR ENDED DECEMBER 31, 2007 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006

All revenues reported by SpeechSwitch are derived from the license of our speech recognition software products and the sale of our patents. Total revenues for the years ended December 31, 2007 declined $185,533 (72.9%) to $68,881 from $254,414 for the year ended December 31, 2006. In 2006 patent sales were $135,360. For the year ended December 31, 2007 revenues associated with product installations and maintenance declined $50,173 (42.1%) to $68,881 from $119,054 for the year ended December 31, 2006. Prior to August 5, 2005, the speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. See "Liquidity and Capital Resources".

Gross margin decreased $168,351 (78.9%) to $44,965 for the year ended December 31, 2007 as compared to $213,316 for the year ended December 31, 2006. The year ended December 31, 2006 included the gross margin on the sales of patents in the amount of $135,360. There were no patent sales in 2007. Gross margin on revenues associated with product installations and maintenance decreased primarily as a result of the lower sales.

Total operating expenses increased $20,723 (3.5%) to $613,371 for the year ended December 31, 2007 as compared to $592,648 for the year ended December 31, 2006. This increase for the year is primarily attributable to the increase in consulting, investor relations and research and development expenses offset partially by a decrease in legal fees as well as selling and marketing expenses.

Total other income (expense) for the year ended December 31, 2007 was an expense of $1,752,827 as compared to an expense of $266,561 for the year ended December 31, 2006, an increase of $1,486,266. This increase is mostly attributed to the loss on valuation of derivative and the amortization of the debt discount, partially offset by lower interest expense and an increase in other income.

Net loss for the year ended December 31, 2007 was $2,321,233 as compared to a loss of $645,893 for the year ended December 31, 2006. The increase in net loss of $1,675,340 was the result of the factors discussed above.

As of December 31, 2007, SpeechSwitch had 3 full-time employees and 1 part-time employee.


LIQUIDITY AND CAPITAL RESOURCES

To date, SpeechSwitch has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On August 12 and November 19, 2004, SpeechSwitch issued an aggregate of $800,000 in secured convertible debentures, with interest payable at 5% per annum, to YA Global Investments (f/k/a/ Cornell Capital Partners). On February 28, 2005, SpeechSwitch's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $200,000, bringing the promissory note to an aggregate principal amount of $1,000,000, which note accrues interest at rate of 12% per annum, but is not convertible into any equity security of SpeechSwitch. The loans evidenced by the promissory note have not yet been repaid. In connection with the issuances of the secured convertible debentures, SpeechSwitch paid a fee to YA Global Investments (f/k/a/ Cornell Capital Partners) equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, SpeechSwitch received a credit for fees that would otherwise have been payable upon the issuance of the $800,000 in replacement notes. SpeechSwitch paid YA Global Investments (f/k/a/ Cornell Capital Partners) a fee of $20,000 in connection with its $200,000 additional borrowing. SpeechSwitch's obligations under the secured promissory note issued to YA Global Investments (f/k/a/ Cornell Capital Partners) are secured by a first priority security interest in substantially all of our assets. iVoice has also guaranteed the payment of all amounts payable by SpeechSwitch pursuant to the secured promissory note. This guaranty terminated on August 4, 2005.

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $1,000,000 in exchange for a previously issued promissory note for the same amount (see Note 9 to the Condensed Financial Statements).

On August 12, 2004, we entered into a Standby Equity Distribution Agreement with YA Global Investments (f/k/a/ Cornell Capital Partners). On February 28, 2005, the Standby Equity Distribution Agreement was terminated. On March 9, 2005, we obtained a non-binding letter of commitment from YA Global to provide a $10 million standby equity line of credit. On August 31, 2005, we entered into a Standby Equity Distribution Agreement with YA Global, which was amended and restated on December 12, 2005. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to YA Global shares of Class A Common Stock for a total purchase price of up to $10.0 million. For each share of Class A Common Stock purchased under the equity line of credit, YA Global Investments (f/k/a/ Cornell Capital Partners) will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our Class A Common Stock is traded during the five consecutive trading days following the date that SpeechSwitch delivers to YA Global Investments (f/k/a/ Cornell Capital Partners) a notice requiring it to advance funds to us. Further, YA Global Investments (f/k/a/ Cornell Capital Partners) will retain 6% of each advance under the equity line of credit as a commitment fee and we will pay Yorkville Advisors Management a structuring fee of five hundred dollars ($500) directly out of the gross proceeds of each advance under the equity line of credit. The sale of the shares under the equity line of credit is conditioned upon us registering the shares of Class A Common Stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by us. This agreement expired on February 5, 2008, and was not renewed.

The Company currently has no significant sources of working capital or cash commitments. No assurance can be given that SpeechSwitch will be able to raise sufficient funds, or that SpeechSwitch will be able to generate sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of SpeechSwitch's financing is dependent upon.

On August 5, 2005, SpeechSwitch assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to SpeechSwitch assets having an aggregate book value of $10,000. SpeechSwitch believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

SpeechSwitch assumed from iVoice outstanding indebtedness in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the speech recognition software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice. Pursuant to the terms of the promissory note representing such obligation, SpeechSwitch, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by
(y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion into shares of the Company.

During the year ended December 31, 2007, the Company had a net decrease in cash of $70,326. The Company's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. The Company used $169,658 in cash for operating activities in the year ended December 31, 2007 as compared to using $272,614 for the year ended December 31, 2006. This was primarily the result of the utilizing stock in lieu of cash to pay for certain services.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities for the year ended December 31, 2007 provided a total of $99,332 in cash as compared to $128,801 in 2006. This decrease is primarily due to the lower net proceeds from the issuance of common stock through equity financing with YA Global Investments (f/k/a/ Cornell Capital Partners). The Company received net proceeds of $106,332 from the issuance of common stock through the equity financing with YA Global Investments (f/k/a/ Cornell Capital Partners) for the year ended December 31, 2007 as compared to net proceeds of $128,801 for the year ended December 31, 2006.

There was no significant impact on the Company's operations as a result of inflation for the year ended December 31, 2007.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company's financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company's financial statements.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2007 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A (T). CONTROLS AND PROCEDURES.
-------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-KSB. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-KSB and Form 10-QSB. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the year ended December 31, 2007, they have identified a material weakness as defined in Public Accounting Oversight

Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2007 and December 31, 2006:

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


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007, except as disclosed above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2008.

CHANGES IN INTERNAL CONTROLS.
-----------------------------

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

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
                                Officer and Chief Financial Officer


JEROME R. MAHONEY. Mr. Mahoney was SpeechSwitch's Non-Executive Chairman of the Board. He had been a director of iVoice since May 21, 1999. Mr. Mahoney is also the Chairman of the Board of Trey Resources, Inc., and has been a director of Trey Resources since January 1, 2002. He is also the Non-Executive Chairman of the Board of iVoice Technology, Inc. and has been a director of iVoice Technology, Inc. since August 2004. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. through February 13, 2007 and had been a director of Deep Field Technologies from August 2004 through February 2007. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which iVoice merged on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

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

AUDIT COMMITTEE

During 2007, Jerome Mahoney and Bruce Knef served on the Audit Committee, The Company at present due to its size, cannot attract a financial expert to sit on its Board of Directors. Mark Meller assumed Mr. Mahoney's position as Chairman of the Audit Committee when he was elected to the Board of Directors in February 2008. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. The Company at present due to its size, cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee met once in 2007. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2007. The Audit Committee has:

     o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company's independent accountants;

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

                                AUDIT COMMITTEE
                                Mark Meller, CHAIRMAN
                                Bruce R. Knef

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-KSB into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

CORPORATE GOVERNANCE
--------------------

DIRECTOR INDEPENDENCE

SpeechSwitch's board of directors consists of Jerome Mahoney and Bruce R. Knef. Neither Mr. Mahoney nor Mr. Knef is an "independent director" as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

AUDIT COMMITTEE

In 2007, SpeechSwitch's Audit Committee consisted of Messrs. Mahoney and Knef. Neither Mr. Mahoney nor Mr. Knef is an independent member of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

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

DIRECTOR COMPENSATION

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


                               COMPENSATION TABLE

                                   Fees Earned or    All Other        Total
                                    Paid in Cash    Compensation   Compensation
Name                      Year           ($)             ($)            ($)
--------------------------------------------------------------------------------

Jerome R. Mahoney,        2007       $91,319(2)      $15,538(3)      $106,857
Non-Executive
Chairman of the           2006       $97,530(2)      $51,919(4)      $149,269
Board(1)

Bruce Knef(5)          2007/2006        $0              $0             $0

    (1) Mr. Mahoney has been serving as our Non-Executive Chairman of the Board since August 3, 2004 at a salary of $85,000 for the first year with an annual increases based on the Consumer Price Index every year thereafter. On February 8, 2008, the Company accepted the resignation of Mr. Mahoney.

    (2) For the years ended December 31, 2007 and 2006, $72,569 and $51,696 were accrued and unpaid, respectively.

    (3) Mr. Mahoney received 44,200,000 shares of Class A common stock with a fair market value of $27,646 to reduce the promissory note by $12,108. The difference in the market value and the loan reduction was appropriately charged to beneficial interest in the amount of $15,538.

    (4) Mr. Mahoney received 25,814 shares of Class B common stock, valued at $25,814, as repayment of a promissory note, which he immediately converted into 4,012,917 shares of Class A common stock with a fair market value of $78,733. Under the terms of the Company's Certificate of Incorporation, as amended, a holder of Class B common stock has the right to convert each share of Class B common stock into the number of shares of Class A common stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A common stock.

    (5) Mr. Knef received no compensation for his service as a director. Mr. Knef's compensation received in his capacity as President and Chief Executive Officer of SpeechSwitch, Inc. is disclosed in the Summary Compensation Table below.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

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

                           SUMMARY COMPENSATION TABLE

                                                    All Other           Total
Name and                               Salary      Compensation     Compensation
Position(s)                  Year        ($)           ($)               ($)
--------------------------------------------------------------------------------

Bruce Knef(1)                2007      $85,000      $5,157(2)          $90,157
   President and Chief       2006      $85,000      $16,253(2)        $101,253
   Executive Officer

    (1) Mr. Knef has been serving as our President and Chief Executive Officer since November 3, 2004. Mr. Knef's employment contracts are for a term of one-year at a base salary of $85,000 per year and Mr. Knef can earn commissions based on the Company achieving certain levels of sales.

    (2) Mr. Knef received 7,162,654 shares of Class A common stock of the Company with a fair market value of $10,199 for compensation expense of $5,157. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $5,042.

    (3) This amount represents commissions paid to Mr. Knef in connection with sales of the Company's products.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         Shares               Number of Securities
        Acquired             Underlying Unexercised      Value of Unexercised
           on      Value     Options/SARs at FY-End    In-the-Money Options/SARs
        Exercise  Realized             (#)                   at FY-End ($)
 Name      (#)      ($)     Exercisable/Unexercisable  Exercisable/Unexercisable
 ----      ---      ---     -------------------------  -------------------------

 None       0        0                  0                         0/0

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

On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth, as of April 14, 2008, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                  Common Stock       Percentage
Name                        Title of Class     Beneficially Owned   Ownership(1)
----                        --------------     ------------------   ------------

Jerome R. Mahoney,       Class A Common Stock   2,589,399,750(2)       74.2%(2)
Non-Executive Chairman   Class B Common Stock      414,303(3)           100%(3)
of the Board             Class C Common Stock           0                0%



Bruce R. Knef,           Class A Common Stock           0                0%
Director, President and  Class B Common Stock           0                0%
Chief Executive Officer  Class C Common Stock           0                0%



All directors and        Class A Common Stock   2,589,399,750(2)      74.2%(2)
executive officers       Class B Common Stock      414,303(3)          100%(3)
as a group               Class C Common Stock           0                0%
(2 persons)

----------------------
(1) Percentage ownership of SpeechSwitch Class A Common Stock is based on 899,288,667 shares of SpeechSwitch Class A Common Stock issued and outstanding as of A.

(2) Includes effect of the right of Mr. Mahoney, pursuant to a promissory note executed by SpeechSwitch in favor of Mr. Mahoney in the amount of $414,303 ($351,740 of indebtedness and deferred compensation plus accrued and unpaid interest of $62,553) to convert amounts owing under such promissory note, into 414,303 shares of Class B Common Stock which are convertible into 2,589,393,750 shares of our Class A Common Stock, calculated by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Mr. Mahoney may at his option convert the $351,740 promissory note plus accrued interest of $62,553 held by him into Class B Common Stock of SpeechSwitch at a rate of one dollar per share. Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that SpeechSwitch issues shares of Class A Common Stock subsequent to the date of the note.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

On August 5, 2005, SpeechSwitch assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to SpeechSwitch assets having an aggregate book value of $16,800. The assumed obligations are described below.

In connection with the assumption of assets and liabilities by SpeechSwitch from iVoice, SpeechSwitch assumed from iVoice $190,000 of outstanding indebtedness from iVoice to Jerry Mahoney. The debt is subject to a promissory note having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. On August 5, 2005, SpeechSwitch, issued a promissory note in the amount of $190,000 payable to Mr. Mahoney that bears interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of SpeechSwitch, par value $0.01, for each dollar owed, (ii) the number of shares of our Class A Common Stock of SpeechSwitch calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of our Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion into shares of the Company.

Mr. Mahoney agreed to forego receiving any shares of SpeechSwitch's Class A Common Stock or Class B Common Stock he would otherwise have been entitled to receive in the Distribution by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

SpeechSwitch entered into two separate employment agreements with Mr. Mahoney, its Non-Executive Chairman of the Board, and Mr. Knef, its President and Chief Executive Officer, respectively, as of August 1, 2004 and November 8, 2004, respectively. Mr. Mahoney's agreement provides for annual compensation of

$85,000 per annum with an annual increase based on the Consumer Price Index every year thereafter. Mr. Knef's agreement provides for compensation of $85,000 plus additional incentive compensation and additional amounts payable in shares of the Company's Class A common stock. Mr. Mahoney will also be entitled to additional incentive compensation based upon acquisitions completed by SpeechSwitch. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. In addition, SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch. If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company. If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000. However, if the Company's pre-tax profit margin for the year is less than 35%, Mr. Knef's aggregate bonus will be reduced by 35%. Pursuant to an amendment to the employment agreement entered into on November 22, 2006, SpeechSwitch also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company's Class A common stock issued under the 2005 Directors' and Officers' Stock Incentive Plan. SpeechSwitch believes that the compensation provided to each of Mr. Mahoney and Mr. Knef are commensurate with compensation levels paid by other companies to management having equivalent experiences and capabilities. See "SpeechSwitch's Directors and Executive Officers - Employment Agreements" for additional information regarding the terms of the employment agreements with Mr. Mahoney and Mr. Knef.

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


ITEM 13. EXHIBITS
-----------------

NO.       DESCRIPTION
---       -----------

3.1* Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2* By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

4.1* Form of SpeechSwitch, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 4.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

9.1* Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Bruce Knef (filed as Exhibit 9.1 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

9.2*      Irrevocable Proxy of Bruce Knef, dated August 5, 2005 (filed as
          Exhibit 9.2 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.1* Standby Equity Distribution Agreement, dated August 12, 2004, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.2* Securities Purchase Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.3* Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., YA Global Investments (f/k/a/ Cornell Capital Partners) and Butler Gonzalez LLP (filed as Exhibit 10.3 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference).

10.4* Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.4 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.5* Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., YA Global Investments (f/k/a/ Cornell Capital Partners) and Butler Gonzalez LLP (filed as Exhibit 10.5 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.6* Investor Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.6 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.7* Security Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) filed as
          Exhibit 10.7 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.8* Placement Agent Agreement, dated August 12, 2004, between SpeechSwitch Inc. and Sloan Securities Corporation (filed as Exhibit to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.9* Employment Agreement, dated as of August 3, 2004, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.9 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.10* Employment Agreement, dated as of August 1, 2004, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.10 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.1* Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.11 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.12* Assignment and Assumption Agreement and Consent, dated November 11, 2004 between SpeechSwitch, Inc. (Nevada) and SpeechSwitch, Inc. (New Jersey) (filed as Exhibit 10.12 to SpeechSwitch, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120507, filed on June 24, 2005, and incorporated herein by reference)

10.13* Corporate Contribution and General Conveyance Agreement, dated as of August 5, 2005 between iVoice, Inc. and SpeechSwitch, Inc. (filed as
          Exhibit 10.13 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

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

10.16* Termination Agreement, dated February 28, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.16 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)


10.17* Termination Agreement, dated February 28, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.17 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.18* Promissory Note, dated February 28, 2005, from SpeechSwitch, Inc. to YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as
          Exhibit 10.18 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.19* Security Agreement, dated as of February 28, 2005, by and between SpeechSwitch and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.19 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.20* Guaranty of Promissory Note, dated February 28, 2005, from iVoice, Inc. to YA Global Investments (f/k/a/ Cornell Capital Partners), made by iVoice, Inc. in favor of YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.20 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.21* Non-Binding Letter of Intent, dated March 9, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc. (filed as Exhibit 10.21 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.22* Amendment No. 1 to Employment Agreement, dated April 1, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.22 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.23* Amendment No. 2 to Employment Agreement, dated May 25, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.24* Amendment No. 3 to Employment Agreement, dated July 18, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.25* Amendment No. 1 to Employment Agreement, dated July 26, 2005, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.25 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.26* Standby Equity Distribution Agreement, dated August 31, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.27* Escrow Agreement, dated August 31, 2005, between SpeechSwitch, Inc., YA Global Investments (f/k/a/ Cornell Capital Partners) and David Gonzalez, Esq. (filed as Exhibit 10.4 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.28* Placement Agent Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.29* Registration Rights Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.2 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.30* Amendment No. 4 to Employment Agreement, dated September 29, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.30 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)


10.31* Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc. (filed as Exhibit 10.31 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.32* Amended and Restated Placement Agent Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc. (filed as
          Exhibit 10.32 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.33* Amended and Restated Registration Rights Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.33 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.34* Termination Agreement, dated December 12, 2005, between SpeechSwitch, Inc., and David Gonzalez, Esq., and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.34 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.35* $1,000,000 Secured Convertible Debenture dated March 30, 2007 between SpeechSwitch, Inc and YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.1 to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.36* Irrevocable Transfer Agent Instructions by and among SpeechSwitch, Inc., YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) and Fidelity Transfer Company (filed as
          Exhibit 10.2 to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.37* Amendment to Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005 between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.38* Security Agreement dated May 8, 2007 between SpeechSwitch, Inc. and Jerome Mahoney. (filed as Exhibit 10.4 to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.39* Promissory Notes dated August 5, 2005 issued to Jerome Mahoney. (filed as Exhibit 10.5 to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.40* Investor Relations Agreement dated May 4, 2007 by and between the SpeechSwitch, Inc and StoneRidge Capital, LLC, d/b/a UpTick ("UpTick"). (filed as Exhibit 10.1 to SpeechSwitch, Inc's Form 8-K filed on May 16, 2007 and incorporated herein by reference.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

-------------------
*  Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2007 and December 31, 2006 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

    SERVICES                                    2007           2006
    --------                                    ----           ----

    Audit Fees                                 $19,000        $19,500

    Audit - Related Fees                           -0-            -0-

    Tax fees                                       750            750

    All Other Fees                                 -0-            -0-

    Total                                      $19,750        $20,250

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


SpeechSwitch, Inc.                                               April 11 , 2008

By: /s/ Bruce R. Knef
    ----------------------
    Bruce R. Knef
    President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bruce R. Knef                                             April 14, 2008
    ----------------------
    Bruce R. Knef
    President, Chief Executive Officer, Chief Financial Officer and Director

By: /s/ Mark Meller                                               April 14, 2008
    ----------------------
    Mark Meller
    Director

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

NO.       DESCRIPTION
---       -----------

3.1 Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2 By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

4.1 Form of SpeechSwitch, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 4.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Bruce Knef (filed as Exhibit 9.1 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

9.2       Irrevocable Proxy of Bruce Knef, dated August 5, 2005 (filed as
          Exhibit 9.2 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.1 Standby Equity Distribution Agreement, dated August 12, 2004, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.2 Securities Purchase Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.3 Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., YA Global Investments (f/k/a/ Cornell Capital Partners) and Butler Gonzalez LLP (filed as Exhibit 10.3 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference).

10.4 Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.4 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.5 Escrow Agreement, dated August 12, 2004, between SpeechSwitch, Inc., YA Global Investments (f/k/a/ Cornell Capital Partners) and Butler Gonzalez LLP (filed as Exhibit 10.5 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.6 Investor Registration Rights Agreement, dated August 12, 2004, between SpeechSwitch Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.6 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.7 Security Agreement, dated August 12, 2004, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as
          Exhibit 10.7 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.8 Placement Agent Agreement, dated August 12, 2004, between SpeechSwitch Inc. and Sloan Securities Corporation (filed as Exhibit to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

10.9 Employment Agreement, dated as of August 3, 2004, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.9 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.10 Employment Agreement, dated as of August 1, 2004, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.10 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.11 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.11 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.12 Assignment and Assumption Agreement and Consent, dated November 11, 2004 between SpeechSwitch, Inc. (Nevada) and SpeechSwitch, Inc. (New Jersey) (filed as Exhibit 10.12 to SpeechSwitch, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120507, filed on June 24, 2005, and incorporated herein by reference)

10.13 Corporate Contribution and General Conveyance Agreement, dated as of August 5, 2005 between iVoice, Inc. and SpeechSwitch, Inc. (filed as
          Exhibit 10.13 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

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

10.16 Termination Agreement, dated February 28, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.16 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.17 Termination Agreement, dated February 28, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.17 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.18 Promissory Note, dated February 28, 2005, from SpeechSwitch, Inc. to YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as
          Exhibit 10.18 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.19 Security Agreement, dated as of February 28, 2005, by and between SpeechSwitch and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.19 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.20 Guaranty of Promissory Note, dated February 28, 2005, from iVoice, Inc. to YA Global Investments (f/k/a/ Cornell Capital Partners), made by iVoice, Inc. in favor of YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.20 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.21 Non-Binding Letter of Intent, dated March 9, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc. (filed as Exhibit 10.21 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.22 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.22 to SpeechSwitch, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120507, filed on April 12, 2005, and incorporated herein by reference)

10.23 Amendment No. 2 to Employment Agreement, dated May 25, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.24 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.25 Amendment No. 1 to Employment Agreement, dated July 26, 2005, between SpeechSwitch, Inc. and Bruce R. Knef (filed as Exhibit 10.25 to SpeechSwitch, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120507, filed on July 28, 2005, and incorporated herein by reference)

10.26 Standby Equity Distribution Agreement, dated August 31, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.27 Escrow Agreement, dated August 31, 2005, between SpeechSwitch, Inc., YA Global Investments (f/k/a/ Cornell Capital Partners) and David Gonzalez, Esq. (filed as Exhibit 10.4 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.28 Placement Agent Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.29 Registration Rights Agreement, dated August 31, 2005, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.2 to SpeechSwitch, Inc.'s Current Report on Form 8-K, filed on September 7, 2005, and incorporated herein by reference)

10.30 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between SpeechSwitch, Inc. and Jerome Mahoney (filed as Exhibit 10.30 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on September 30, 2005, and incorporated herein by reference.)

10.31 Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between YA Global Investments (f/k/a/ Cornell Capital Partners) and SpeechSwitch, Inc. (filed as Exhibit 10.31 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.32 Amended and Restated Placement Agent Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and Monitor Capital Inc. (filed as
          Exhibit 10.32 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.33 Amended and Restated Registration Rights Agreement, dated December 12, 2005, between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.33 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.34 Termination Agreement, dated December 12, 2005, between SpeechSwitch, Inc., and David Gonzalez, Esq., and YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.34 to SpeechSwitch, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference.)

10.35 $1,000,000 Secured Convertible Debenture dated March 30, 2007 between SpeechSwitch, Inc and YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit 10.1 to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.36 Irrevocable Transfer Agent Instructions by and among SpeechSwitch, Inc., YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) and Fidelity Transfer Company (filed as
          Exhibit 10.2 to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.37 Amendment to Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005 between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.38 Security Agreement dated May 8, 2007 between SpeechSwitch, Inc. and Jerome Mahoney. (filed as Exhibit 10.4 to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.39 Promissory Notes dated August 5, 2005 issued to Jerome Mahoney. (filed as Exhibit 10.5 to SpeechSwitch, Inc.'s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.40 Investor Relations Agreement dated May 4, 2007 by and between the SpeechSwitch, Inc and StoneRidge Capital, LLC, d/b/a UpTick ("UpTick"). (filed as Exhibit 10.1 to SpeechSwitch, Inc's Form 8-K filed on May 16, 2007 and incorporated herein by reference.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

                               SPEECHSWITCH, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006

                               SPEECHSWITCH, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS


                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      1

FINANCIAL STATEMENTS

         Balance Sheets                                                      2

         Statements of Operations                                            3

         Statements of Changes in Stockholders' Deficit                      4

         Statements of Cash Flows                                           5-6

         Notes to Financial Statements                                      7-24

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                    406 LIPPINNCOTT DRIVE, MARLTON, NJ 08053
                       TEL: 856.346.2828 FAX: 856.396.0022


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders'of SpeechSwitch, Inc.
Matawan, New Jersey

We have audited the accompanying balance sheets of SpeechSwitch, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpeechSwitch, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial accumulated deficits, negative working capital, and negative cash flows from operations. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                          Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
March 24, 2008

SPEECHSWITCH, INC.
BALANCE SHEETS AS OF DECEMBER 31

ASSETS
                                                                                      2007           2006
                                                                                  -----------    -----------
Current assets:
        Cash and cash equivalents                                                 $   185,581    $   255,907
        Accounts receivable, net of allowance for doubtful
           accounts of $2,862 at December 31, 2007 and $-0-
           at December 31, 2006                                                         5,500         14,301
        Prepaid expenses and other                                                     11,115          8,975
                                                                                  -----------    -----------
           Total current assets                                                       202,196        279,183
Intangible assets, net                                                                  5,720          9,125
                                                                                  -----------    -----------
Total assets                                                                      $   207,916    $   288,308
                                                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                                       $   670,527    $   510,531
      Due to related parties                                                          227,482        154,913
      Deferred maintenance contracts                                                    5,291          1,537
      Notes payable to related parties                                                124,268        143,376
      Convertible debenture, net of unamortized debt
          discount of $729,419                                                        245,821           --
      Note payable                                                                       --        1,000,000
      Derivative liability                                                          2,536,646           --
                                                                                  -----------    -----------
             Total current liabilities                                              3,810,035      1,810,357
                                                                                  ===========    ===========
Commitments

Stockholders' Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000
        shares; no shares issued and outstanding                                         --             --
Common  stock:
       Class A - no par value; authorized 10,000,000,000 shares; 383,858,924 shares issued and outstanding at December 31, 2007; 33,503,280 shares issued, 30,640,651 shares outstanding and 2,862,629
          shares in escrow at December 31, 2006                                       606,787        343,311
       Class B - $.01 par value; authorized 50,000,000
            Shares; no shares issued and outstanding                                     --             --
       Class C - $.01 par value; authorized 20,000,000
            Shares;  no shares issued and outstanding                                    --             --
Additional paid-in capital                                                          2,125,375      2,147,688
Accumulated deficit                                                                (6,334,281)    (4,013,048)
                                                                                  -----------    -----------
             Total stockholders' deficit                                           (3,602,119)    (1,522,049)
                                                                                  -----------    -----------
Total liabilities and stockholders' deficit                                       $   207,916    $   288,308
                                                                                  ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

SPEECHSWITCH, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

                                                      2007             2006
                                                 -------------    -------------

Net sales                                        $      68,881    $     254,414

Cost of sales                                           23,916           41,098
                                                 -------------    -------------
              Gross profit                              44,965          213,316
                                                 -------------    -------------
Operating expenses:
  Selling and marketing expenses                       119,097          156,485
  General and administrative expenses                  413,709          369,552
   Depreciation and amortization                         3,405            3,405
   Research and development expenses                    77,160           63,206
                                                 -------------    -------------
              Total operating expenses                 613,371          592,648
                                                 -------------    -------------
Loss from operations                                  (568,406)        (379,332)
                                                 -------------    -------------
Other income/(expense):
              Interest income                            2,319            9,378
              Interest expense                        (115,341)        (275,939)
              Other income                             167,422             --
              Amortization of debt discount           (270,581)            --
              Loss on valuation of derivative       (1,536,646)            --
                                                 -------------    -------------

Total other income (expense)                        (1,752,827)        (266,561)
                                                 -------------    -------------
Loss before provision for  income taxes             (2,321,233)        (645,893)

Provision for income taxes                                --               --
                                                 -------------    -------------

Net loss attributable to common shares           $  (2,321,233)   $    (645,893)
                                                 =============    =============
Basic and diluted loss per common share          $       (0.02)   $       (0.03)
                                                 =============    =============

Weighted average number of shares outstanding:
          Basic and diluted                        105,264,140       20,879,667
                                                 =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

SPEECHSWITCH, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                            PREFERRED STOCK       COMMON STOCK A        COMMON STOCK B     COMMON STOCK C     ADDITIONAL
                             SHARES  AMOUNT     SHARES       AMOUNT     SHARES   AMOUNT   SHARES    AMOUNT  PAID-IN CAPITAL
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2006     --    $ --     10,715,280   $  17,532      --     $ --       --      $ --     $  2,171,407

Issuance of common stock
pursuant to terms of the
Equity Line of Credit with
YA Global (f/k/a/ Cornell
Capital Partners)              --      --     10,425,371     152,520      --       --       --        --          (23,719)

Common stock issued for
repayment of debt              --      --      6,250,000     107,814      --       --       --        --             --

Common stock issued for
legal fees                     --      --      2,250,000      56,850      --       --       --        --             --

Common stock issued for
investor relations costs       --      --      1,000,000       8,595      --       --       --        --             --

Net loss for the year
ended December, 31, 2006       --      --           --          --        --       --       --        --             --

Balance at December 31,
2006                           --      --     30,640,651     343,311      --       --       --        --        2,147,688

Issuance of common stock
pursuant to terms of the
Equity Line of Credit
with YA Global (f/k/a/
Cornell Capital Partners)      --      --    213,666,729     128,645      --       --       --        --          (22,313)

Common stock issued for
repayment of convertible
debenture                      --      --     63,288,890      32,425      --       --       --        --             --

Common stock issued for
repayment of debt              --      --     44,200,000      26,771      --       --       --        --             --

Common stock issued for
legal fees                     --      --      7,900,000      14,436      --       --       --        --             --

Common stock issued for
investor relations costs
and consulting fees            --      --     17,000,000      51,000      --       --       --        --             --

Common stock issued in
lieu of cash compensation      --      --      7,162,654      10,199      --       --       --        --             --

Net loss for the year
ended December, 31, 2007       --      --           --          --        --       --       --        --             --

Balance at December 31,
2007                           --    $ --    383,858,924    $ 606,787     --     $ --       --        --     $  2,125,375

                                                  TOTAL
                               ACCUMULATED    STOCKHOLDERS'
                                DEFICIT          DEFICIT
-------------------------------------------------------------
Balance at January 1, 2006    $ (3,367,155)   $ (1,178,216)

Issuance of common stock
pursuant to terms of the
Equity Line of Credit with
YA Global (f/k/a/ Cornell
Capital Partners)                     --           128,801

Common stock issued for
repayment of debt                     --           107,814

Common stock issued for
legal fees                            --            56,850

Common stock issued for
investor relations costs              --             8,595

Net loss for the year
ended December, 31, 2006          (645,893)       (645,893)

Balance at December 31,
2006                            (4,013,048)     (1,522,049)

Issuance of common stock
pursuant to terms of the
Equity Line of Credit
with YA Global (f/k/a/
Cornell Capital Partners)             --           106,332

Common stock issued for
repayment of convertible
debenture                             --            32,425

Common stock issued for
repayment of debt                     --            26,771

Common stock issued for
legal fees                            --            14,436

Common stock issued for
investor relations costs
and consulting fees                   --            51,000

Common stock issued in
lieu of cash compensation             --            10,199

Net loss for the year
ended December, 31, 2007        (2,321,233)     (2,321,233)

Balance at December 31,
2007                          $ (6,334,281)   $ (3,602,119)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

SPEECHSWITCH, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

                                                                 2007           2006
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $(2,321,233)   $  (645,893)
    Adjustments to reconcile net loss to net cash
       (used in) operating activities:
          Amortization of intangibles                              3,405          3,405
          Loss on valuation of derivative                      1,536,646           --
          Amortization of discount on debt                       270,581           --
          Beneficial interest on conversion of debt               22,328           --
          Common stock issued for investor relations costs        21,000           --
          Common stock issued for consulting services             30,000           --
          Common stock issued for compensation                    10,199           --
          Common stock issued for public relations costs            --            8,595
          Common stock issued for legal fees                      14,436         56,850

          Changes in certain assets and liabilities:
          Decrease in accounts receivable                          8,801          5,592
          Increase in prepaid expenses                            (2,140)        (2,696)
          Increase in accounts payable and
            accrued expenses                                     159,996        188,518
          Increase in due to related parties                      72,569        112,886
          Increase in deferred maintenance contracts               3,754            129
                                                             -----------    -----------
            Net cash (used) in operating activities             (169,658)      (272,614)
                                                             -----------    -----------
Cash flows from financing activities:
   Issuance of common stock through equity financing             106,332        128,801
   Repayment of notes payable to related party                    (7,000)          --
                                                             -----------    -----------
            Net cash provided by financing activities             99,332        128,801
                                                             -----------    -----------
Net (decrease) in cash and cash equivalents                      (70,326)      (143,813)

Cash and cash equivalents, beginning of year                     255,907        399,720
                                                             -----------    -----------
Cash and cash equivalents, end of year                       $   185,581    $   255,907
                                                             ===========    ===========

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:

Taxes Paid                                                   $      --      $      --
                                                             ===========    ===========
Interest Paid                                                $      --      $      --
                                                             ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

SPEECHSWITCH, INC.
STATEMENTS OF CASH FLOWS
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
FOR THE YEAR ENDED DECEMBER 31, 2007:

a) The Company issued 7,900,000 shares of Class A common stock with a fair market value of $14,436 for legal expenses valued at $5,688. The difference in the market value and the value of the services was charged to beneficial interest in the amount of $8,748.

b) The Company issued 7,000,000 shares of Class A common stock of the Company as repayment of investor relations expenses. The value of the stock was $21,000.

c) The Company issued 7,162,654 shares of Class A common stock of the Company with a fair market value of $10,199 to an officer of the Company for compensation expense of $5,157. The difference in the market value and the value of the services was charged to beneficial interest in the amount of $5,042.

d) The Company issued 10,000,000 shares of Class A common stock of the Company as repayment of consulting fees. The value of the stock was $30,000.

e) The Company issued 44,200,000 shares of Class A common stock with a fair market value of $26,771 to an officer to reduce the promissory note by $12,108. The difference in the market value and the loan reduction was charged to beneficial interest in the amount of $14,663.

f) The Company issued 213,666,729 shares of Class A common stock pursuant to the Equity Line of Credit with YA Global Investments (f/k/a Cornell Capital Partners) valued at $128,645. Issuance costs of $22,313 were incurred and charged to additional paid-in capital for net proceeds of $106,332.

g) The Company issued 63,288,890 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $32,425. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $6,965.

h) The Company converted $1,000,000 of note payable into a convertible debenture.

FOR THE YEAR ENDED DECEMBER 31, 2006:

a) The Company issued 2,250,000 shares of Class A common stock with a fair market value of $56,850 for legal expenses valued at $14,800. The difference in the market value and the value of the services was charged to beneficial interest in the amount of $42,050.

b) The Company issued 6,250,000 shares of Class A common stock with a fair market value of $107,814 to an officer to reduce the promissory note by $37,893.The difference in the market value and the loan reduction was charged to beneficial interest in the amount of $69,831.

c) The Company issued 10,425,371 shares of Class A common stock per the Equity Line of Credit with Cornell Capital for the net proceeds of $128,801.

d) The Company issued 1,000,000 shares of Class A common stock of the Company as repayment of investor relations expenses. The value of the stock was $8,595.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 1 - BACKGROUND

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

NOTE 2 - BUSINESS OPERATIONS

The Company develops, markets and licenses the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company's software. Our products are designed to be "people oriented", with features that can be readily used with out special training and manuals. Our product line of Speech SDK, incorporate this philosophy.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - BUSINESS OPERATIONS (CONTINUED)

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

As of December 31, 2007, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing new products and increasing their sales to existing customers, to achieve profitability and to generate a positive cash flow. However, these plans are dependent upon obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company's policy to not provide customers the right to refund any portion of its license fees. With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c) Revenue Recognition (continued)

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2007 and 2006, advertising expense amounted to $1,914 and $4,344, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007 and 2006.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

j) Intangible Assets

In May and December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment. In doing so, management has determined there has been no impairment of the intangible assets at December 31, 2007.

k) Loss per Share

Basic and diluted net loss per share available to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share." The Company's basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the year, including common share equivalents, such as outstanding stock options. Diluted loss per share for the years ended December 31, 2007 and 2006 does not include common stock equivalents, as these shares would be anti-dilutive. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as these shares that would have an anti-dilutive effect.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k) Loss per Share (continued)

The computation of loss per share is as follows:

                                                       December 31, 2007       December 31, 2006
                                                       -----------------       -----------------
BASIC AND DILUTED NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common
     stockholders                                      $    (2,321,233)        $       (645,893)
  Weighted-average common shares outstanding               105,264,140               20,879,667
  Basic and diluted net loss per share
     Attributable to common  stockholders              $         (0.02)        $          (0.03)

l) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2007 and 2006, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at December 31, 2007 and 2006 were $85,581 and $157,396, respectively.

m) Derivative Liabilities

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

n) Fair Value of Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, results of operations or cash flows for the year ended December 31, 2006.

p) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company's financial position or results of operations.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p) Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not expected to have a material impact on the Company's financial position or results of operations.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p) Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". The adoption of SFAS 159 did not have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company's financial statements.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p) Recent Accounting Pronouncements (continued)

In June 2007, the FASB ratified Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (ETIF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company's financial statements.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc. Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $11,305. The net value of intangible assets was $5,720 and $9,125 at December 31, 2007 and 2006, respectively.

In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company has determined no impairment of indefinite-lived intangible assets was necessary at December 31, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $50,652 and $50,943, respectively, for the years ended December 31, 2007 and 2006.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. During the year ended December 31, 2007, Mr. Mahoney received 44,200,000 shares of class A stock as a repayment of $12,108 to reduce the promissory note. As of December 31, 2007, the outstanding balance due to Mr. Mahoney is $124,268 plus accrued interest of $62,553. As of December 31, 2006, the outstanding balance due to Mr. Mahoney was $143,376 plus accrued interest of $30,301

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as SpeechSwitch's Non-Executive Chairman of the Board for a term of five years. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney. As of December 31, 2007 and 2006, total deferred compensation due Mr. Mahoney was $227,482 and $154,913, respectively. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004. Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef will serve as SpeechSwitch's President and Chief Executive Officer until November 7, 2007. Mr. Knef continues to serve as President and Chief Executive Officer without a formal employment agreement. As consideration, SpeechSwitch agreed to pay Mr. Knef a base salary of $85,000 during the term. In addition, SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch. If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company. If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000. However, if the Company's pre-tax profit margin for the year is less than 35%, Mr. Knef's aggregate bonus will be reduced by 35%. Pursuant to an amendment to the employment agreement entered into on November 22, 2006, SpeechSwitch also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company's Class A common stock issued under the 2005 Directors' and Officers' Stock Incentive Plan.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 7 -  INCOME TAXES

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

At December 31, 2007 and 2006 deferred tax assets consist of the following:

                                               2007              2006
                                            ----------        ----------
       Deferred tax assets                  $  494,000        $  357,000
       Less: Valuation allowance              (494,000)         (357,000)
                                            ----------        ----------
       Net deferred tax assets              $        0        $        0
                                            ==========        ==========

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards in the approximate amount of $1,454,000 and $1,050,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - NOTE PAYABLE

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

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 8 - NOTE PAYABLE (CONTINUED)

interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. In addition, as a result of the default, the interest rate has been increased to 18%. To date, no weekly principal payments have been made.

The Company's obligations under the promissory note are secured by a first priority interest in substanially all of our assets.

On April 16, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $1,000,000 in exchange for this note payable for the same amount (see Note 9).

NOTE 9 - DERIVATIVE LIABILITY

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) ("YA Global") for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 9 - DERIVATIVE LIABILITY (CONTINUED)

The debenture is secured by substantially all of the assets of the Company. As of December 31, 2007, the outstanding balance on the Convertible Debenture was $975,240.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the year ended December 31, 2007, the Company recorded a Loss on Valuation of Derivative in the amount of $1,536,646.

Additionally, on March 30, 2007, the Company, YA Global and the Company's transfer agent, Fidelity Transfer Company, entered into an Irrevocable Transfer Agent Instructions related to the conversion of the Debenture.

NOTE 10 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA") with YA Global Investments (f/k/a/ Cornell Capital Partners) ("YA Global") (was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of December 31, 2007, the Company has sold in the aggregate 224,092,100 shares of Class A Common Stock to YA Global for proceeds of $235,134, which are net of fees and discounts of $46,032.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 11 - CAPITAL STOCK

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2007, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of December 31, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 383,858,924 shares were issued and outstanding.

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

For the year ended December 31, 2007, the Company had the following transactions in its Class A common stock:

o The Company issued 7,900,000 shares of Class A common stock, with a fair market value of $14,436 for legal services valued at $5,688 as repayment of accrued legal fees. The difference in the market value and the value of the services was charged to beneficial interest in the amount of $8,748.

o The Company issued 44,200,000 shares of Class A common stock, with a fair market value of $26,771 to an officer of the Company as repayment of $12,108 of a promissory note. The difference in the market value of the shares issued and the reduction in the loan was charged to beneficial interest in the amount of $14,663.

o Pursuant to the terms of the Standby Equity Distribution Agreement, the Company issued 213,666,729 shares of Class A common stock toYA Global Investments (f/k/a/ Cornell Capital Partners) for the net proceeds of $106,332.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 11 - CAPITAL STOCK (CONTINUED)

o The Company issued 7,000,000 shares of Class A common stock of the Company as payment of Investor Relations fees, value of the stock was $21,000.

o The Company issued 10,000,000 shares of Class A common stock of the Company as payment for consulting fees, value of the stock was $30,000.

o The Company issued 7,162,654 shares of Class A common stock of the Company to a director and officer of the Company for payment compensation in the amount of $5,157. The difference in the market value of the shares issued and the amount of compensation was charged to beneficial interest in the amount of $6,424.

o The Company issued 63,288,890 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $32,425. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $6,965.

For the year ended December 31, 2006, the Company had the following transactions in its Class A common stock:

o The Company issued 2,250,000 shares of Class A common stock, with a fair market value of $56,850 for legal services valued at $14,800 as repayment of accrued legal fees. The difference in the market value and the value of the services was charged to beneficial interest in the amount of $42,050.

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

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 11 - CAPITAL STOCK (CONTINUED)

c) Class B Common Stock

As of December 31, 2007, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2007, no shares were issued or outstanding.

d) Class C Common Stock

As of December 31, 2007, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company's net assets pro rata. As of December 31, 2007, no shares were issued or outstanding.

NOTE 12 - STOCK OPTIONS

STOCK OPTION PLANS

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the years ended December 31, 2007 and 2006.

NOTE 13 - SUBSEQUENT EVENTS

RELATED PARTY TRANSACTIOSN

On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company and has appointed Mr. Mark Meller as a new member of the Board of Directors. Mr. Meller is currently CEO and a director of both MM2 Group, Inc. and Trey Resources, Inc.

                               SPEECHSWITCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

CONVERTIBLE PROMISSORY NOTE

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or his assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

    In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten
(10) days from the due date, or (b) default under the terms of any instrument securing this Note, and such default is not cured within fifteen (15) days after written notice to maker, then in either such event the holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, and the prepayment premium, if any, at once due and payable. Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time. The unpaid principal of this Note and any part thereof, accrued interest and all other sums due under this Note shall bear interest at the rate of prime plus 2 percent per annum after default until paid.

The debenture has a security interest in substantially all of the assets of the Company. However, the Company's interests are second to that of YA Global Investments (f/k/a/ Cornell Capital Partners) (see Notes 8 and 9).

STANDBY EQUITY DISTRIBUTION AGREEMENT

The Standby Equity Distribution Agreement expired on February 5, 2008. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.