Form 10-Q
period 2008-03-31
SpeechSwitch, Inc.
filed 2008-05-15
CIK 1307989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-120507

                               SPEECHSWITCH, INC.
             (Exact name of the Registrant as specified in Charter)

       NEW JERSEY                                            20-1862816
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]
Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 939,288,667 shares of Class A Common stock, no par value as of May 14, 2008.
================================================================================

                                SPEECHSWITCH, INC.
                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----

           PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (Unaudited):

           Condensed Balance Sheets - March 31, 2008 and
           December 31, 2007                                                 1

           Condensed Statements of Income -
           Three Months Ended March 31, 2008 and 2007                        2

           Condensed Statements of Cash Flows -
           Three Months Ended March 31, 2008 and 2007                       3-4

           Notes to Condensed Financial Statements                         5-20

Item 2.    Management's Discussion and Analysis or Plan of Operation      21-28

Item 4T.   Controls and Procedures                                        29-30

           PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      30

Item 5.    Other Information                                                30

Item 6.    Exhibits                                                         30

           Signatures                                                       31

           Index of Exhibits                                                32

ITEM 1 - FINANCIAL STATEMENTS

                               SPEECHSWITCH, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                             MARCH 31,     DECEMBER 31,
                                                                                     2008            2007
                                                                                 ------------    ------------
                                                                                                   (audited)
Current assets:
   Cash and cash equivalents                                                     $    140,864    $    185,581
  Accounts receivable, net of allowance for doubtful accounts of $2,862
    at  March 31, 2008 and December 31, 2007, respectively                                100           5,500
  Prepaid expenses                                                                      4,407          11,115
                                                                                 ------------    ------------
Total current assets                                                                  145,371         202,196

Intangible assets, net                                                                  4,869           5,720
                                                                                 ------------    ------------
Total assets                                                                     $    150,240    $    207,916
                                                                                 ============    ============
LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                          $    890,742    $    898,009
  Deferred maintenance contracts                                                        4,275           5,291
  Note payable - other                                                                111,956         124,268
  Convertible promissory note, net of amortized debt discount of $44,332                  640            --
  Convertible debenture, net of unamortized debt discount of $627,326
    and $729,419 at March 31, 2008 and December 31, 2007, respectively                315,814         245,821
  Derivative liabilities                                                            1,121,921       2,536,646
                                                                                 ------------    ------------
Total current liabilities                                                           2,445,348       3,810,035
                                                                                 ------------    ------------
Stockholders' deficit:
    Preferred stock, $1.00 par value; authorized 1,000,000
        shares; no shares issued and outstanding                                         --              --
   Common stock:
         Class A - no par value; authorized 10,000,000,000 shares; 861,096,193 and 383,858,924 shares issued and outstanding
            as of March 31, 2008 and December 31, 2007, respectively                  738,234         606,787
         Class B - $.01 par value; authorized 50,000,000
            shares; no shares issued and outstanding                                     --              --
         Class C - $.01 par value; authorized 20,000,000
            shares; no shares issued and outstanding                                     --              --
   Additional paid-in capital                                                       2,119,085       2,125,375
   Accumulated deficit                                                             (5,152,427)     (6,334,281)
                                                                                 ------------    ------------
Total stockholders' deficit                                                        (2,295,108)     (3,602,119)
                                                                                 ------------    ------------
Total liabilities and stockholders' deficit                                      $    150,240    $    207,916
                                                                                 ============    ============

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                            ------------------------------------
                                                                             MARCH 31, 2008      MARCH 31, 2007
                                                                            ----------------    ----------------
Net sales                                                                   $          6,036    $         14,502

Cost of sales                                                                            993               9,337
                                                                            ----------------    ----------------
Gross profit                                                                           5,043               5,165
                                                                            ----------------    ----------------
Operating expenses:
  Selling and marketing expenses                                                      21,615              29,658
  General and administrative expenses                                                 73,037             119,613
  Engineering, research and development                                               22,245              23,622
                                                                            ----------------    ----------------
Total operating expenses                                                             116,897             172,893
                                                                            ----------------    ----------------

Loss from operations                                                                (111,854)           (167,728)
                                                                            ----------------    ----------------

Other income (expense):
  Interest income                                                                        910               1,273
  Interest expense                                                                   (64,165)            (52,009)
  Amortization of debt discount                                                     (108,414)               --
  Gain (loss) on valuation of derivative                                           1,465,377            (124,479)
                                                                            ----------------    ----------------

Total other income (expense)                                                       1,293,708            (175,215)
                                                                            ----------------    ----------------

Income (loss) from operations before income
     taxes                                                                         1,181,854            (342,943)

Provision for income taxes                                                              --                  --
                                                                            ----------------    ----------------

Net income (loss) applicable to common
    shares                                                                  $      1,181,854    $       (342,943)
                                                                            ================    ================

Basic income (loss) per common share                                        $           0.00    $          (0.01)
                                                                            ================    ================

Diluted income (loss) per common share                                      $           0.00    $          (0.01)
                                                                            ================    ================

Weighted average shares outstanding - basic                                      639,241,481          30,640,651
                                                                            ================    ================

Weighted average shares outstanding -
     diluted                                                                  10,000,000,000          30,640,651
                                                                            ================    ================

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                --------------------------------
                                                                                MARCH 31, 2008    MARCH 31, 2007
                                                                                --------------    --------------
Cash flows from operating activities:
Net income (loss)                                                                $  1,181,854      $   (342,943)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization of intangibles                                                        851               851
       (Gain) loss on valuation of derivative                                      (1,465,377)          124,479
       Amortization of debt discount                                                  108,414              --
       Beneficial interest on conversion of debt                                       45,000              --

Changes in assets and liabilities:
    Decrease in accounts receivable                                                     5,400            11,039
    Decrease in prepaid expenses                                                        6,708             1,390
    Increase in accounts payable and accrued liabilities                               43,384            84,775
   (Decrease) increase in deferred maintenance contracts                               (1,016)            1,519
                                                                                 ------------      ------------
Net cash (used in) operating activities                                               (74,782)         (118,890)
                                                                                 ------------      ------------
Cash flows from financing activities:
    Issuance of common stock through equity financing                                  36,355              --
    Issuance costs associated with equity financing                                    (6,290)             --
                                                                                 ------------      ------------
Net cash provided by financing activities                                              30,065              --
                                                                                 ------------      ------------

Net (decrease) in cash and cash equivalents                                           (44,717)         (118,890)

Cash and cash equivalents at beginning of period                                      185,581           255,907
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $    140,864      $    137,017
                                                                                 ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:

Taxes paid                                                                       $       --        $       --
                                                                                 ============      ============
Interest paid                                                                    $       --        $       --
                                                                                 ============      ============

Non-Cash Transactions
Note payable converted to convertible debenture                                  $       --        $  1,000,000
                                                                                 ============      ============
Accounts payable converted to convertible promissory note                        $     50,562      $       --
                                                                                 ============      ============

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

Supplemental Schedule of Non-Cash Financing Activities:

For the Three Months Ended Months March 31, 2008:

a) The Company issued 190,466,666 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $48,861. The difference in the market value and the reduction in debt of $32,100 was charged to beneficial interest in the amount of $16,761.

b) The Company issued 81,000,000 shares of Class A common stock with a fair market value of $37,356 to an officer to reduce the promissory note by $12,312. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $25,044.

c) The Company issued 71,000,000 shares of Class A common stock with a fair market value of $8,875 to iVoice, Inc. to reduce the convertible promissory note by $5,680. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $3,195.

d) The Company converted $50,562 of accounts payable into a convertible promissory note.

For the Three Months Ended Months March 31, 2007

a) The Company converted $1,000,000 of note payable into a convertible debenture.

                               SPEECHSWITCH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

Note 1. Background
------------------

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

Note 2. Business Operations
---------------------------

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 2. Business Operations (continued)
---------------------------------------

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

Note 3. Going Concern
---------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of March 31, 2008, the Company had a negative cash flow from operations and negative working capital. Although the Company reported a net profit for the period ending March 31, 2008, the profit was attributable to the fluctuation in the market price of its stock, which was reflected in the substantial gain in the valuation of the derivative. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

Note 4. Summary of Significant Accounting Policies
--------------------------------------------------

a) Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 4. Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 4. Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

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

f) Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended March 31, 2008, and 2007, advertising costs amounted to $431 and $211, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2008.

h) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended March 31, 2007.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 4. Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

i) Intangible Assets

In May and December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. In accordance with FAS 142, goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. The Company has elected to perform the impairment review during the fourth quarter of each year, in conjunction with the annual planning cycle.

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

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 4. Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

m) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of March 31, 2008, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at March 31, 2008 and December 31, 2007 were $42,410 and $85,581, respectively.

Note 5. Income (Loss) Per Share
-------------------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic and diluted income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the period ended March 31, 2007 does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share for the period ended March 31, 2007 also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as this would be anti-dilutive.

                                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                        MARCH 31, 2008        MARCH 31, 2007
                                                                        --------------        --------------
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION:
  Net income (loss) attributable to common stockholders                $      1,181,854      $     (342,943)
  Weighted-average common shares outstanding                                639,241,481          30,640,651
  Basic and diluted net income (loss) per share attributable to
       common stockholders                                             $          (0.00)     $        (0.01)
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
  Net income (loss) attributable to common stockholders                $      1,181,854      $     (342,943)
  Weighted-average common shares outstanding                                639,241,481          30,640,651
  Incremental shares attributable to the assumed conversion of
      Convertible debenture and convertible promissory note               9,568,342,735                --
  Total adjusted weighted-average shares                                 10,000,000,000          30,640,651
  Diluted net income (loss) per share attributable to
      common stockholders                                              $           0.00      $        (0.01)

Note 6. Intangible Assets
-------------------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc. Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $12,156.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 7. Income Taxes
--------------------

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

At March 31, 2008 deferred tax assets consist of the following:

            Deferred tax assets                         $ 530,000
            Less: Valuation Allowance                    (530,000)
                                                        ---------
            Net deferred tax assets                     $       0
                                                        =========

At March 31, 2008, the Company had a federal net operating loss carry forward in the approximate amount of $1,559,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 8. Related Party Transactions
----------------------------------

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself (see Note 9).

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of Directors of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum (7.25% at March 31, 2008) on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or
(iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of March 31, 2008, the outstanding balance due to Mr. Mahoney is $111,956 plus accrued interest of $69,539. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. Since Mr. Mahoney is no longer a related party, such amounts have been reclassified from note payable - related party to note payable - other.

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as SpeechSwitch's Non-Executive Chairman of the Board for a term of five years. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 8. Related Party Transactions (continued)
----------------------------------------------

increase based on the Consumer Price Index every year thereafter. SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt, or shares of our Class B Common Stock at the option of Mr. Mahoney. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. For the one month ended January 31, 2008, Mr. Mahoney deferred $7,702 of his compensation. Effective February 1, 2008, Mr. Mahoney entered into a consulting arrangement with the Company and Mr. Mahoney will be paid $92,428 annually with an annual increase based upon the Consumer Price Index. Mr. Mahoney agrees to accept compensation in the form of Class B common stock in lieu of cash for as long as the Board of Directors decides in their sole discretion that the Company does not have the financial resources to pay Mr. Mahoney in cash. Mr. Mahoney deferred $15,405 of his consulting fees for the three months ended March 31, 2008. As of March 31, 2008 total deferred compensation and consulting fees due Mr. Mahoney was $250,589. Since Mr. Mahoney is no longer a related party, these amounts have been reclassified from "due to related parties" to accrued expenses.

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

Note 9. Convertible Promissory Note and Derivative Liability
------------------------------------------------------------

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

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or his assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 9. Convertible Promissory Note and Derivative Liability (continued)
------------------------------------------------------------------------

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

The promissory note has a security interest in substantially all of the assets of the Company. However, the Company's interests are second to that of YA Global Investments (f/k/a/ Cornell Capital Partners) (see Notes 10 and 11).

As of March 31, 2008, the outstanding balance on the Convertible Promissory Note was $44,972.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility:
263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, as of March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the period ended March 31, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $11,563.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 10. Notes Payable
----------------------

On August 12 and November 19, 2004, SpeechSwitch, Inc. issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of the convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes are in the aggregate amount of $1,000,000, of which $800,000 was loaned through the previously issued and exchanged convertible debentures in 2004 and $200,000 was advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $200,000 was advanced to the Company.

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. Payment had not been made and the Company was in default.

The Company's obligations under the promissory note issued to Cornell Capital Partners are secured by a first priority interest in substanially all of our assets.

On April 16, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $1,000,000 in exchange for this note payable for the same amount (see Note 11).

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007


Note 11. Convertible Debenture and Derivative Liability
-------------------------------------------------------

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company. As of March 31, 2008, the outstanding balance on the Convertible Debenture was $943,140.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,476,940.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 12. Subscription Agreement
-------------------------------

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA") with YA Global Investments (f/k/a/ Cornell Capital Partners) (was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from YA Global under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement.

On March 30, 2007, the Company and YA Global entered into an Amendment to the Amended and Restated Standby Equity Distribution Agreement dated as of the 12th day of December 2005, which revised the restrictions upon the Company's ability to sell equity.

As of March 31, 2008, the Company has sold in the aggregate 358,862,703 shares of Class A Common Stock to YA Global for net proceeds of $238,199, which are net of fees and discounts of $52,322.

The Standby Equity Distribution Agreement expired on February 5, 2008.

Note 13. Capital Stock
----------------------

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of March 31, 2008, SpeechSwitch has not issued any shares of Preferred Stock.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 13. Capital Stock (continued)
----------------------------------

b) Class A Common Stock

As of March 31, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 861,096,193 shares were issued and outstanding.

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

c) Class B Common Stock

As of March 31, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of March 31, 2008, no shares were issued or outstanding.

d) Class C Common Stock

As of March 31, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company's net assets pro rata. As of March 31, 2008, no shares were issued or outstanding.

Note 14. Stock Options
----------------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of March 31, 2008.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 15. New Accounting Pronouncements
--------------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 16 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 15. New Accounting Pronouncements (continued)
--------------------------------------------------

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company's financial position or results of operations.

In June 2007, the FASB ratified Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (ETIF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

                               SPEECHSWITCH, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007

Note 16. Fair Value Measurements
--------------------------------

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

     Level 1 Inputs- Quoted prices for identical instruments in active markets. Level 2 Inputs- Quoted prices for similar instruments in active markets;
         quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
     Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Assets                           Level I    Level II    Level III     Total
                                ---------  ----------  -----------  ----------

Total Assets                    $    --    $     --    $      --    $     --
                                =========  ==========  ===========  ==========

Note Payable                    $    --    $  111,956  $      --    $  111,956
Convertible promissory note          --           640         --           640
Convertible debenture                --       315,814         --       315,814
Derivative liabilities               --     1,121,921         --     1,121,921
                                ---------  ----------  -----------  ----------
Total Liabilities               $    --    $1,550,331  $      --    $1,550,331
                                =========  ==========  ===========  ==========

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended December 31, 2007 entitled "Risk Factors".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OVERVIEW AND PLAN OF OPERATION (CONTINUED)
------------------------------------------

The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company, such losses continue. Additionally, SpeechSwitch's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Distribution, SpeechSwitch has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, SpeechSwitch may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

SpeechSwitch has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs was expected to be provided, in large part, from the sale of Class A Common Stock to YA Global Investments (f/k/a/Cornell Capital Partners) pursuant to the terms of the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement expired on February 5, 2008. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

RESULTS OF OPERATIONS
---------------------

All revenues reported by SpeechSwitch are derived from our speech recognition software products. For the three months ended March 31, 2008, total revenues declined $8,466 (58.4%) to $6,036 as compared to the three months ended March 31, 2007. All sales for 2008 and 2007 were for product installations and maintenance. The decline is associated with a decrease in the number of installations. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. See "Liquidity and Capital Resources".

Gross margin for the three months ended March 31, 2008 declined $122 (2.4%) to $5,043 as compared to the three months ended March 31, 2007. Gross margin as a percentage of sales increased as a result of the change in sales mix.

Total operating expenses decreased $55,996 (32.4%) to $116,897 for the three months ended March 31, 2008 as compared to the same period in the prior year, primarily as a result of lower selling expenses and legal fees.

Total other income for the three months ended March 31, 2008 was $1,293,708 as compared to total expenses of $175,215 for the three months ended March 31, 2007. This change is primarily attributed to the gain on valuation of derivative.

Net income for the quarter ended March 31, 2008 was $1,181,854 as compared to a loss of $342,943 for the quarter ended March 31, 2007. The change for these periods was the result of the factors discussed above.

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

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners,
LP) for the sum of $1,000,000 in exchange for a previously issued promissory note for the same amount (see Notes 10 and 11 to the Condensed Financial Statements).

On December 12, 2005, we entered into an Amended and Restated Standby Equity Distribution Agreement, whereby we may, at our discretion, periodically sell to YA Global Investments (f/k/a/ Cornell Capital Partners) shares of Class A Common Stock for a total purchase price of up to $10 million. For each share of Class A Common Stock purchased under the equity line of credit, YA Global Investments (f/k/a/ Cornell Capital Partners)will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our Class A Common Stock is traded during the five consecutive trading days following the date that SpeechSwitch delivers to Cornell Capital Partners a notice requiring it to advance funds to us. Further, YA Global Investments (f/k/a/ Cornell Capital Partners)will retain 6% of each advance under the equity line of credit as a commitment fee and we will pay Yorkville Advisors Management a structuring fee of five hundred dollars ($500) directly out of the gross proceeds of each advance under the equity line of credit. The sale of the shares under the equity line of credit is conditioned upon us registering the shares of Class A Common Stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by us.

Pursuant to the Standby Equity Distribution Agreement, we may periodically sell shares of Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners) to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every five trading days. A closing will be held four trading days after such written notice at which time we will deliver shares of Class A Common Stock to Cornell Capital Partners and Cornell Capital Partners will pay the advance amount. We may continue to request advances until Cornell Capital Partners has advanced $10 million or two years after the effective date of the accompanying registration statement, whichever occurs first.

The maximum amount of each advance amount is $600,000 per advance notice. The amount available under the equity line of credit is not dependent on the price or volume of our Class A Common Stock. YA Global Investments (f/k/a/ Cornell Capital Partners) may not own more than 9.9% of our outstanding common stock at any time. Because YA Global Investments (f/k/a/ Cornell Capital Partners) can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners may receive under the equity line of credit. However, YA Global Investments (f/k/a/ Cornell Capital Partners) is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by SpeechSwitch, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. If SpeechSwitch cannot satisfy the requirements for YA Global Investments (f/k/a/ Cornell Capital Partners) to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business. Management believes that its going-forward expenses for the next twelve months will be approximately $500,000, which includes salaries for SpeechSwitch's officers and employees, and assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur additional liabilities of approximately $500,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners), management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

For the three months ended months March 31, 2008, the Company had a net decrease in cash of $44,717. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $74,782 and $118,890 in cash for operating activities for the three months ended March 31, 2008 and 2007 respectively. Those were primarily the result of the cash used to fund the loss from current operating activities offset partially by an increase in accounts payable and accrued liabilities and amounts due to related parties.

     CASH PROVIDED BY FINANCING ACTIVITIES. For the three months ended March 31, 2008 the Company received net proceeds of $30,065 from the issuance of common stock through the equity financing with YA Global Investments (f/k/a/ Cornell Capital Partners). For the three months ended March 31, 2007, the Company received no proceeds from financing activities.

There was no significant impact on the Company's operations as a result of inflation for the three months ended March 31, 2008.

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

REVENUE RECOGNITION

With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disc (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectibility, which is assessed on a customer-by-customer basis, is probable.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2007, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2007 and March 31, 2008:

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

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our Chief Executive Officer and Chief Financial Officer have:

     a) designed a framework to evaluate the effectiveness of our internal control over our financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15 through the use of ongoing review and checks and balances for all transactions and decisions; we have designed disclosure controls and procedures to ensure that material information relating to our affairs, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

There have been no changes in our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses. As there has been no changes in our internal controls since disclosure in our Form 10-KSB for the year ending December 31, 2007, filed with the Securities and Exchange Commission, we reiterate the following significant deficiencies which also existed as of December 31, 2007.

We have identified conditions as of March 31, 2008 that we believe are significant deficiencies in internal controls that include a lack of segregation of duties in accounting and financial reporting activities. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.
--------------------------

(a) On February 6, 2008, the Company entered into a Consulting Agreement with Jerome Mahoney. Under the terms of the Consulting Agreement, Mr. Mahoney will provide consulting services as set forth in the Consulting Agreement for a term of five years with annual compensation equal to $92,428.11 subject to adjustments based upon increases in the consumer price index.

     On February 6, 2008, Jerome Mahoney resigned as a member of the Board of Directors and as Non-executive Chairman of the Board of Directors. Mr. Mahoney had no disagreement with the SpeechSwitch, Inc.

     On February 6, 2008, Mark Meller was elected to the Board of Directors to fill the vacancy left by Mr. Mahoney's resignation.

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

ITEM 6. EXHIBITS
----------------

     Exhibits

     10.1 Consulting Agreement between SpeechSwitch, Inc. and Jerome Mahoney dated February 1, 2008 and filed as an exhibit herein.

     31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

     32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             SPEECHSWITCH, INC.


Date: May 15, 2008                           By: /s/ Bruce R. Knef
                                                 ---------------------------
                                                 Bruce R. Knef
                                                 President
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

                                INDEX OF EXHIBITS


     10.1 Consulting Agreement between SpeechSwitch, Inc. and Jerome Mahoney dated February 1, 2008 and filed as an exhibit herein.

     31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

     32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.