Form 10-Q
period 2008-06-30
SpeechSwitch, Inc.
filed 2008-08-12
CIK 1307989

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

                  For the quarterly period ended June 30, 2008

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

Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 1,159,096,193 shares of Class A Common stock, no par value as of August 8, 2008.
================================================================================

                               SPEECHSWITCH, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

           PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements:

           Condensed Balance Sheets -
           June 30, 2008 (Unaudited) and December 31, 2007 (Audited)           1

           Condensed Statements of Operations -
           Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)       2

           Condensed Statements of Cash Flows -
           Six Months Ended June 30, 2008 and 2007 (Unaudited)               3-4

           Notes to Condensed Financial Statements (Unaudited)              5-20

Item 2.    Management's Discussion and Analysis or of the Results of
           Operations and Financial Position                               21-27

Item 4T.   Controls and Procedures                                         27-28

           PART II - OTHER INFORMATION


Item 5.    Other Information                                                  29

Item 6.    Exhibits                                                           29

ITEM 1 - FINANCIAL STATEMENTS

                               SPEECHSWITCH, INC.
                               ------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

ASSETS                                                                                 JUNE 30,        DECEMBER 31,
                                                                                         2008             2007
                                                                                     ------------      ------------
                                                                                      (UNAUDITED)        (AUDITED)
Current assets:
  Cash and cash equivalents                                                          $     71,246      $    185,581
  Accounts receivable, net of allowance for doubtful accounts of $2,862
    at  June 30, 2008 and December 31, 2007                                                 1,136             5,500
  Prepaid expenses                                                                          2,809            11,115
                                                                                     ------------      ------------

Total current assets                                                                       75,191           202,196

Intangible assets, net                                                                      4,018             5,720
                                                                                     ------------      ------------

Total assets                                                                         $     79,209      $    207,916
                                                                                     ============      ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                              $    932,198      $    898,009
  Deferred maintenance contracts                                                            2,984             5,291
  Note payable - other                                                                    105,956           124,268
  Convertible promissory note, net of unamortized debt discount of $51,902                  3,553              --
  Convertible debenture, net of unamortized debt discount of $536,327
    and $729,419 at June 30, 2008 and December 31, 2007, respectively                     385,013           245,821
  Derivative liabilities                                                                1,698,903         2,536,646
                                                                                     ------------      ------------

Total current liabilities                                                               3,128,607         3,810,035
                                                                                     ------------      ------------
Stockholders' deficit:
    Preferred stock, $1.00 par value; authorized 1,000,000
        shares; no shares issued and outstanding                                             --                --
    Common stock:
         Class A - no par value; authorized 10,000,000,000 shares; 1,159,096,193 and 383,858,924 shares issued and outstanding
            as of June 30, 2008 and December 31, 2007, respectively                       775,484           606,787
         Class B - $.01 par value; authorized 50,000,000
            Shares; no shares issued and outstanding                                         --                --
         Class C - $.01 par value; authorized 20,000,000
            Shares; no shares issued and outstanding                                         --                --
    Additional paid-in capital                                                          2,119,085         2,125,375
    Accumulated deficit                                                                (5,943,967)       (6,334,281)
                                                                                     ------------      ------------

Total stockholders' deficit                                                            (3,049,398)       (3,602,119)
                                                                                     ------------      ------------

Total liabilities and stockholders' deficit                                          $     79,209      $    207,916
                                                                                     ============      ============

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                               ------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                       Three Months Ended                            Six Months Ended
                                             --------------------------------------      --------------------------------------
                                               June 30, 2008         June 30, 2007         June 30, 2008         June 30, 2007
                                             ----------------      ----------------      ----------------      ----------------
Net sales                                    $         17,395      $         16,353      $         23,431      $         30,855
Cost of sales                                           3,846                 6,276                 4,839                15,613
                                             ----------------      ----------------      ----------------      ----------------

Gross margin                                           13,549                10,077                18,592                15,242
                                             ----------------      ----------------      ----------------      ----------------
Operating expenses:
  Selling and marketing expenses                       22,199                21,314                43,814                50,972
  General and administrative expenses                  85,298               175,225               158,335               294,838
  Engineering, research, & development                  9,755                21,038                32,000                44,660
                                             ----------------      ----------------      ----------------      ----------------
Total operating expenses                              117,252               217,577               234,149               390,470
                                             ----------------      ----------------      ----------------      ----------------

     Loss from operations                            (103,703)             (207,500)             (215,557)             (375,228)
                                             ----------------      ----------------      ----------------      ----------------
Other income (expense):
  Interest income                                         461                   525                 1,371                 1,798
  Interest expense                                    (27,888)                  672               (92,053)              (51,337)
  Amortization of debt discount                      (100,312)              (83,942)             (208,726)              (83,942)
  Gain (loss) on valuation of derivative             (560,098)             (128,876)              905,279              (253,355)

Total other income (expense)                         (687,837)             (211,621)              605,871              (386,836)

Income (loss) from operations before
    income taxes                                     (791,540)             (419,121)              390,314              (762,064)

Provision for income taxes                               --                    --                    --                    --
                                             ----------------      ----------------      ----------------      ----------------
Net income (loss) attributable to common
    Shares                                   $       (791,540)     $       (419,121)     $        390,314      $       (762,064)
                                             ================      ================      ================      ================

Basic income (loss) per common share         $          (0.00)     $          (0.01)     $           0.00      $          (0.02)

Diluted income (loss) per common share       $          (0.00)     $          (0.01)     $           0.00      $          (0.02)

Weighted average shares outstanding -
     basic                                      1,014,261,028            48,165,885           826,751,255            39,451,680

Weighted average shares outstanding -
     diluted                                    1,014,261,028            48,165,885        10,000,000,000            39,451,680

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                               ------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                     ------------------------------
                                                                                       JUNE 30,          JUNE 30,
                                                                                         2008              2007
                                                                                     ------------      ------------
Cash flows from operating activities:
Net income (loss)                                                                    $    390,314      $   (762,064)
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Amortization of intangibles                                                          1,702             1,702
       (Gain) loss on valuation of derivative                                            (905,279)          253,355
       Amortization of debt discount                                                      208,726            83,942
       Beneficial interest on conversion of debt                                           54,050             9,113
       Common stock issued for investor relations                                            --              21,000
       Common stock issued for consulting services                                           --              30,000
       Common stock issued for legal services                                                --               7,000

Changes in assets and liabilities:
    Decrease in accounts receivable                                                         4,364            12,326
    Decrease in prepaid expenses                                                            8,306             5,979
    Increase in accounts payable and accrued liabilities                                  101,724            96,224
    Increase in amounts due to related parties                                               --              26,514
   (Decrease) increase in deferred maintenance contracts                                   (2,307)              364
                                                                                     ------------      ------------

Net cash (used in) operating activities                                                  (138,400)         (214,545)
                                                                                     ------------      ------------
Cash flows from financing activities:
    Repayment of note payable - other                                                      (6,000)             --
    Issuance of common stock through equity financing                                      30,065            35,099
                                                                                     ------------      ------------

Net cash provided by financing activities                                                  24,065            35,099
                                                                                     ------------      ------------

Net (decrease) in cash and cash equivalents                                              (114,335)         (179,446)

Cash and cash equivalents at beginning of period                                          185,581           255,907
                                                                                     ------------      ------------

Cash and cash equivalents at end of period                                           $     71,246      $     76,461
                                                                                     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Taxes paid                                                                           $       --        $       --
                                                                                     ============      ============
Interest paid                                                                        $       --        $       --
                                                                                     ============      ============
Non-Cash Transactions
---------------------
Note Payable converted to Convertible Debenture                                      $       --        $  1,000,000
                                                                                     ============      ============
Accounts Payable converted to Convertible Promissory Note                            $     67,535      $       --
                                                                                     ============      ============

See accompanying notes to condensed financial statements

                               SPEECHSWITCH, INC.
                               ------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 ----------------------------------------------
                                  (UNAUDITED)

Supplemental Schedule of Non-Cash Financing Activities:

For the Six Months Ended Months June 30, 2008:

     a) The Company issued 408,466,666 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $76,111. The difference in the market value and the reduction in debt of $53,900 was charged to beneficial interest in the amount of $22,211.

     b) The Company issued 81,000,000 shares of Class A common stock with a fair market value of $37,356 to an officer to reduce the promissory note by $12,312. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $25,044.

     c) The Company issued 151,000,000 shares of Class A common stock with a fair market value of $18,875 to iVoice, Inc. to reduce the convertible promissory note by $12,080. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $6,795.

     d) The Company converted $67,535 of accounts payable into a convertible promissory note.

For the Six Months Ended Months June 30, 2007

     a) The Company issued 3,500,000 shares of Class A common stock with a fair market value of $7,000 for repayment of legal expenses valued at $2,520. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $4,480.

     b) The Company issued 6,200,000 shares of Class A common stock with a fair market value of $13,577 to an officer to reduce the promissory note by $4,464. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $9,113.

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

     f) The Company converted $1,000,000 of note payable into a convertible debenture.

                               SPEECHSWITCH, INC.
                               ------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 1     Background
------     ----------

In September 2004, SpeechSwitch was formed to continue to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition. The Spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt (the "Spin-off") to SpeechSwitch. The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

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

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 3     Going Concern
------     -------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative and other services.

As of June 30, 2008, the Company had a negative cash flow from operations and negative working capital. Although the Company reported a net profit for the six months ending June 30, 2008, the profit was attributable to the fluctuation in the market price of its stock, which was reflected in the substantial gain in the valuation of the derivative. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 4     Summary of Significant Accounting Policies (continued)
------     ------------------------------------------------------

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

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 4     Summary of Significant Accounting Policies (continued)
------     ------------------------------------------------------

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

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended June 30, 2008, and 2007, advertising costs amounted to $-0- and $1,703, respectively. For the six months ended June 30, 2008, and 2007, advertising costs amounted to $431 and $1,914, respectively.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2008 and December 31, 2007.

h)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended June 30, 2007.

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

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 4     Summary of Significant Accounting Policies (continued)
------     ------------------------------------------------------

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

m)    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of June 30, 2008, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at June 30, 2008 and December 31, 2007 were $-0- and $85,581, respectively.

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 5     Income (Loss) Per Share
------     -----------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic and diluted income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the period ended June 30, 2007 does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share for the period ended June 30, 2007 also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as this would be anti-dilutive.

                                                                    THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                      JUNE  30, 2008         JUNE 30, 2007
                                                                    ------------------     ------------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                      $         (791,540)    $         (419,121)
  Weighted-average common shares outstanding                             1,014,261,028             48,165,885
  Basic net loss per share attributable to
       common stockholders                                          $            (0.00)    $            (0.01)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                      $         (791,540)    $         (419,121)
  Weighted-average common shares outstanding                             1,014,261,028             48,165,885
  Incremental shares attributable to the assumed conversion of
      Convertible debenture and convertible promissory note                       --                     --
  Total adjusted weighted-average shares                                 1,014,261,028             48,165,885
  Diluted net loss per share attributable to
      common stockholders                                           $            (0.00)    $            (0.01)

                                                                     SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                       JUNE 30, 2008         JUNE 30, 2007
                                                                    ------------------     ------------------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION:
  Net income (loss) attributable to common stockholders             $          390,314     $         (762,064)
  Weighted-average common shares outstanding                               826,751,255             39,451,680
  Basic and diluted net income (loss) per share attributable to
       common stockholders                                          $             0.00     $            (0.02)
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
  Net income (loss) attributable to common stockholders             $          390,314     $         (762,064)
  Weighted-average common shares outstanding                               826,751,255             39,451,680
  Incremental shares attributable to the assumed conversion of
      Convertible debenture and convertible promissory note              9,173,248,745                   --
  Total adjusted weighted-average shares                                10,000,000,000             39,451,680
  Diluted net income (loss) per share attributable to
      common stockholders                                           $             0.00     $            (0.02)

The Company had common stock equivalents in excess of its authorized capital at June 30, 2008, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 10,813,338,755 at June 30, 2008.

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 6     Intangible Assets
------     -----------------

Intangible assets consist of accumulated costs incurred with respect to the Company's patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc. Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $13,007, at June 30, 2008.

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

At June 30, 2008 and December 31, 2007 deferred tax assets consist of the following:
                                           June 30,        December 31,
                                             2008              2007
                                          ----------        ----------
            Deferred tax assets           $  564,000        $  494,000
            Less: Valuation Allowance       (564,000)         (494,000)
                                          ----------        ----------
            Net deferred tax assets       $      -0-        $      -0-
                                          ==========        ==========

At June 30, 2008 and December 31, 2007, the Company had federal net operating loss carry forwards in the approximate amounts of $1,658,000 and $1,454,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 8     Related Party Transactions
------     --------------------------

SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and non-executive Chairman of the Board of Directors of SpeechSwitch. This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch. The note will bear interest at the rate of Prime plus 2.0% per annum (7.0% at June 30, 2008) on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or
(iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 8     Related Party Transactions (continued)
------     --------------------------------------

over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2008, the outstanding balance due to Mr. Mahoney is $105,956 plus accrued interest of $76,038. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. Since Mr. Mahoney is no longer a related party, such amounts have been reclassified from note payable
- related party to note payable - other.

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as SpeechSwitch's Non-Executive Chairman of the Board for a term of five years. As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt, or shares of our Class B Common Stock at the option of Mr. Mahoney. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. For the one month ended January 31, 2008, Mr. Mahoney deferred $7,702 of his compensation. Effective February 1, 2008, Mr. Mahoney entered into a consulting arrangement with the Company and Mr. Mahoney will be paid $92,428 annually with an annual increase based upon the Consumer Price Index. Mr. Mahoney agrees to accept compensation in the form of Class B common stock in lieu of cash for as long as the Board of Directors decides in their sole discretion that the Company does not have the financial resources to pay Mr. Mahoney in cash. Mr. Mahoney deferred $38,512 of his consulting fees for the six months ended June 30, 2008. As of June 30, 2008 total deferred compensation and consulting fees due Mr. Mahoney was $273,696. Since Mr. Mahoney is no longer a related party, these amounts have been reclassified from "due to related parties" to accrued expenses.

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

Note 9     Convertible Promissory Note and Derivative Liability
------     ----------------------------------------------------

SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 9     Convertible Promissory Note and Derivative Liability (continued)
------     ----------------------------------------------------------------

In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be segregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. During the quarter ended June 30, 2008, unpaid administrative services in the amount of $16,883 were added to the convertible promissory note.

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

During the quarter ended June 30, 2008, the Company issued 80,000,000 shares of Class A common stock with a fair value of $10,000 to reduce the promissory note in the amount of $6,400. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $3,600. For the six months ended June 30, 2008, the Company issued 151,000,000 shares of Class A common stock with a fair value of $18,875 to reduce the promissory not in the amount of $12,080. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $6,795. As of June 30, 2008, the outstanding balance on the Convertible Promissory Note was $55,455.

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

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 9     Convertible Promissory Note and Derivative Liability (continued)
------     ----------------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility:
263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the three months ended June 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $8,995. For the six months ended June 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $20,558.

Note 10    Notes Payable
-------    -------------

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

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 11    Convertible Debenture and Derivative Liability
-------    ----------------------------------------------

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $1,000,000 in exchange for previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

During the three months ended June 30, 2008, the Company issued 218,000,000 shares of Class A common stock with a fair value of $27,250 to reduce the convertible promissory note in the amount of $21,800. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $5,450. During the six months ended June 30, 2008, the Company issued 408,466,666 shares of Class A common stock with a fair value of $76,111 to reduce the convertible promissory note in the amount of $53,900. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $22,211.

As of June 30, 2008, the outstanding balance on the Convertible Debenture was $921,340.

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 11    Convertible Debenture and Derivative Liability (continued)
-------    ----------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended June 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $551,103. For the six months ended June 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $925,837.

Note 12    Subscription Agreement
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

For the six months ended June 30, 2008, the Company has sold in the aggregate 134,770,603 shares of Class A Common Stock to YA Global for net proceeds of $30,065, which are net of fees and discounts of $6,290.

The Standby Equity Distribution Agreement expired on February 5, 2008.

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 13    Capital Stock
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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2008, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of June 30, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,159,096,193 shares were issued and outstanding.

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

c) Class B Common Stock

As of June 30, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2008, no shares were issued or outstanding.

d) Class C Common Stock

As of June 30, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company's net assets pro rata. As of June 30, 2008, no shares were issued or outstanding.

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 14    Stock Options
-------    -------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of June 30, 2008.

Note 15    New Accounting Pronouncements
-------    -----------------------------

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

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 15    New Accounting Pronouncements (continued)
-------    -----------------------------------------

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

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

                               SPEECHSWITCH, INC.
                               ------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             JUNE 30, 2008 AND 2007
                             ----------------------

Note 15    New Accounting Pronouncements (continued)
-------    -----------------------------------------

In May 2008, the Financial Accounting Standards Board (the "FASB") issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of FAS 162 is not expected to have a material impact on the Company's results from operations or financial position.

Note 16    Fair Value Measurements
-------    -----------------------

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements"("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Assets                            Level I        Level II      Level III        Total
                                 ----------     ----------     ----------     ----------
Total Assets                     $     --       $     --       $     --       $     --
                                 ==========     ==========     ==========     ==========

Convertible promissory notes     $     --       $    3,553     $     --       $    3,553
Note payable - other                   --          105,956           --          105,956
Convertible debentures                 --          385,013           --          385,013
Derivative liabilities                 --        1,698,903           --        1,698,903
                                 ----------     ----------     ----------     ----------
Total Liabilities                $     --       $2,193,425     $     --       $2,193,425
                                 ==========     ==========     ==========     ==========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------    -------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ---------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

All revenues reported by SpeechSwitch are derived from our speech recognition software products. For the three months ended June 30, 2008, total revenues increased $1,042 (6.4%) to $17,395 as compared to the same period in the prior year. For the six months ended June 30, 2008, total revenues decreased $7,424 (24.1%) to $23,431 as compared to the same period in the prior year. All sales for 2008 and 2007 were for product installations and maintenance. The decline is associated with a decrease in the number of installations. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. See "Liquidity and Capital Resources".

Gross margin for the three and six months ended June 30, 2008 increased $3,472 (34.5%) and $3,350 (22.0%), respectively, as compared to the same periods in the prior year. Gross margin increased primarily as a result of the change in sales mix, and the lower installation costs for the new installations.

Total operating expenses decreased $100,325 (46.1%) to $117,252 and $156,321 (40.0%) to $234,149, respectively for the three and six months ended June 30, 2008 as compared to the same period in the prior year, primarily as a result of lower investor relations expenses and a decrease consulting and legal fees.

Total other expense for the three months ended June 30, 2008 was $687,837 as compared to total expenses of $211,621 for the three months ended June 30, 2007. This change is primarily attributed to the loss on valuation of derivative. For the six months ended June 30, 2008 total other income was $605,871 as compared to an expense of $386,836 for the six months ended June 30, 2007 as a result of the gain on valuation of derivative.

Net loss for the quarter ended June 30, 2008 was $791,540 as compared to a loss of $419,121 for the quarter ended June 30, 2007. Net income for the six months ended June 30, 2008 was $390,314 as compared to a loss of $762,064 for the six months ended June 30, 2007. The changes for these periods were the result of the factors discussed above.

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

On December 12, 2005, the Company entered into an Amended and Restated Standby Equity Distribution Agreement, whereby we may, at our discretion, periodically sell to YA Global Investments (f/k/a/ Cornell Capital Partners) shares of Class A Common Stock for a total purchase price of up to $10 million. For each share of Class A Common Stock purchased under the equity line of credit, YA Global Investments (f/k/a/ Cornell Capital Partners) will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our Class A Common Stock is traded during the five consecutive trading days following the date that SpeechSwitch delivers to Cornell Capital Partners a notice requiring it to advance funds to us. Further, YA Global Investments (f/k/a/ Cornell Capital Partners) will retain 6% of each advance under the equity line of credit as a commitment fee and we will pay Yorkville Advisors Management a structuring fee of five hundred dollars ($500) directly out of the gross proceeds of each advance under the equity line of credit. The sale of the shares under the equity line of credit is conditioned upon us registering the shares of Class A Common Stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by us.

Pursuant to the Standby Equity Distribution Agreement, the Company may periodically sell shares of Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners) to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every five trading days. A closing will be held four trading days after such written notice at which time we will deliver shares of Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners) and YA Global Investments will pay the advance amount. We may continue to request advances until YA Global Investments (f/k/a/ Cornell Capital Partners)has advanced $10 million or two years after the effective date of the accompanying registration statement, whichever occurs first.

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

For the six months ended months June 30, 2008, the Company had a net decrease in cash of $114,335. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIESThe Company used $138,400 and $214,545 in cash for operating activities for the six months ended June 30, 2008 and 2007 respectively. This decrease was primarily the result of the lower cash used to fund the smaller loss from current operating activities offset partially by an increase in accounts payable and accrued liabilities.

     CASH PROVIDED BY FINANCING ACTIVITIES. For the six months ended June 30, 2008 cash provided by operating activities was $24,065 as compared to $35,099 for the six months ended June 30, 2007. For the six months ended June 30, 2008 the Company received net proceeds of $30,065 from the issuance of common stock through the equity financing with YA Global Investments (f/k/a/ Cornell Capital Partners) and repaid $6,000 of a note payable as compared to net proceeds of $35,099 from the issuance of common stock through the equity financing with YA Global Investments for the six months ended June 30, 2007.

There was no significant impact on the Company's operations as a result of inflation for the six months ended June 30, 2008.

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

REVENUE RECOGNITION
-------------------

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 4T.   CONTROLS AND PROCEDURES.
--------   ------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the quarter covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures have not been effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 5.    OTHER INFORMATION.
-------    ------------------


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

ITEM 6.    EXHIBITS
-------    --------

           31.1      Rule 13a-14(a)/15d-14(a) Certifications.

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


                                       SPEECHSWITCH, INC.



Date:    August 12, 2008               By: /s/ Bruce R. Knef
                                          --------------------------------------
                                           Bruce R. Knef
                                           President
                                           Chief Executive Officer and
                                           Chief Financial Officer

                                INDEX OF EXHIBITS

           31.1      Rule 13a-14(a)/15d-14(a) Certifications.

           32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.