Form 10-Q
period 2008-09-30
SpeechSwitch, Inc.
filed 2010-09-28
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

SPEECHSWITCH, INC.
(Exact name of the Registrant as specified in Charter)

New Jersey	20-1862816
(State of Incorporation)	(I.R.S. Employer ID Number)

6 Minneakoning Road, Flemington, New Jersey	08867
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: 908-788-0077

Securities registered under 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    X    No __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes         No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company [x]

                                        (Do not check if a smaller reporting company)

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:
1,159,096,193 shares of Class A Common stock, no par value as of September 30, 2008.

SPEECHSWITCH, INC.

		PAGE

	Part I – Financial Information

Item 1	Condensed Financial Statements:

	Condensed Balance Sheets –
	September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

	Condensed Statements of Operations -
	Three and Nine months Ended September 30, 2008 and 2007 (Unaudited)	2

	Condensed Statements of Cash Flows -
	Nine months Ended September 30, 2008 and 2007 (Unaudited)	3-4

	Notes to Condensed Financial Statements (Unaudited)	5-19

Item 2.	Management’s Discussion and Analysis or of the Results of Operations and Financial Position	20-26

Item 4T.	Controls and Procedures	26-27

	Part II – Other Information

Item 5.	Other Information	27

Item 6.	Exhibits	27

Item 1 - Financial Statements
SPEECHSWITCH, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$14,803	$185,581
Accounts receivable, net of allowance for doubtful accounts of $2,862 at September 30, 2008 and December 31, 2007	3,780	5,500
Prepaid expenses	6,759	11,115
Total current assets	25,342	202,196
Intangible assets, net	3,166	5,720

Total assets	$28,508	$207,916

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$976,044	$898,009
Deferred maintenance contracts	1,558	5,291
Note payable – other	105,956	124,268
Convertible promissory note, net of unamortized debt discount of $60,321	7,796	-
Convertible debenture, net of unamortized debt discount of $458,989 and $729,419 at September 30, 2008 and December 31, 2007, respectively	462,352	245,821
Derivative liabilities	1,136,299	2,536,646
Total current liabilities	2,690,005	3,810,035

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 1,159,096,193 and 383,858,924 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	775,484	606,787
Class B - $.01 par value; authorized 50,000,000 Shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,119,085	2,125,375
Accumulated deficit	(5,556,066)	(6,334,281)
Total stockholders' deficit	(2,661,497)	(3,602,119)

Total liabilities and stockholders' deficit	$28,508	$207,916

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net sales	$19,606	$22,099	$43,037	$52,954
Cost of sales	3,891	3,823	8,730	19,436

Gross margin	15,715	18,276	34,307	33,518

Operating expenses:
Selling and marketing expenses	22,293	34,649	66,107	85,621
General and administrative expenses	66,577	86,182	224,912	381,020
Engineering, research, & development	13,433	16,250	45,432	60,910

Total operating expenses	102,303	137,081	336,451	527,551

Loss from operations	(86,588)	(118,805)	(302,144)	(494,033)

Other income (expense):
Interest income	150	196	1,521	1,994
Interest expense	(19,346)	(30,118)	(111,400)	(81,455)
Amortization of debt discount	(69,501)	(83,941)	(278,227)	(167,883)
Gain (loss) on valuation of derivative	563,186	(110,364)	1,468,465	(363,719)

Total other income (expense)	474,489	(224,227)	1,080,359	(611,063)

Income (loss) from operations before income taxes	387,901	(343,032)	778,215	(1,105,096)

Provision for income taxes	-	-	-	-

Net income (loss) attributable to common Shares	$387,901	$(343,032)	$778,215	$(1,105,096)

Basic income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.02)
Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.02)

Weighted average shares outstanding -
basic	1,159,096,193	107,753,469	938,341,526	62,467,301
diluted	10,000,000,000	107,753,469	10,000,000,000	62,467,301

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income (loss)	$778,215	$(1,105,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangibles	2,554	2,554
(Gain) loss on valuation of derivative	(1,468,465)	363,719
Amortization of debt discount	278,227	167,883
Beneficial interest on conversion of debt	54,050	17,861
Common stock issued for investor relations	-	21,000
Common stock issued for consulting services	-	30,000
Common stock issued for legal services	-	14,436
Common stock issued for compensation	-	10,199

Changes in assets and liabilities:
Decrease in accounts receivable	1,720	2,184
Decrease in prepaid expenses	4,356	2,142
Increase in accounts payable and accrued liabilities	158,233	109,899
Increase in amounts due to related parties	-	83,127
(Decrease) increase in deferred maintenance contracts	(3,733)	700

Net cash (used in) operating activities	(194,843)	(279,392)

Cash flows from financing activities:
Repayment of note payable – other	(6,000)	-
Issuance of common stock through equity financing	30,065	67,585

Net cash provided by financing activities	24,065	67,585

Net (decrease) in cash and cash equivalents	(170,778)	(211,807)

Cash and cash equivalents at beginning of period	185,581	255,907

Cash and cash equivalents at end of period	$14,803	$44,100

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-Cash Transactions
Note Payable converted to Convertible Debenture	$-	$1,000,000
Accounts Payable converted to Convertible Promissory Note	$80,198	$-

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the nine months ended September 30, 2008:

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

d)	The Company converted $80,198 of accounts payable into a convertible promissory note.

For the nine months ended September 30, 2007

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
September 30, 2008 and 2007

Note 1                      Background

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

On August 4, 2005, the registration statement filed by the Company to effectuate the Spin-off was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Spin-off was thereafter completed on August 5, 2005.

Note 2                      Business Operations

The Company develops, markets and licenses the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company's software.  Our products are designed to be “people oriented”, with features that can be readily used with out special training and manuals.  Our product line of Speech SDK, incorporate this philosophy.  SpeechSwitch markets, promotes and sells its speech-enabled products primarily through telephony reseller channels.  The Company also sells direct to end users in geographic locations where an authorized reseller does not exist.  On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September  30, 2008 and 2007

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative and other services.

As of September 30, 2008, the Company had a negative cash flow from operations and negative working capital. Although the Company reported a net profit for the nine months ending September 30, 2008, the profit was attributable to the fluctuation in the market price of its stock, which was reflected in the substantial gain in the valuation of the derivative. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 4                      Summary of Significant Accounting Policies (continued)

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 4                      Summary of Significant Accounting Policies (continued)

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

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended September 30, 2008, and 2007, advertising costs amounted to $110 and $0, respectively. For the nine months ended September 30, 2008, and 2007, advertising costs amounted to $541 and $1,914, respectively.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2008 and December 31, 2007.

h)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended September 30, 2007.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 4                      Summary of Significant Accounting Policies (continued)

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

k)    Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

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

m)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of September 30, 2008, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at September 30, 2008 and December 31, 2007 were $-0- and $85,581, respectively.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 5                      Income (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic and diluted income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the period ended September 30, 2007 does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share for the period ended September 30, 2007 also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as this would be anti-dilutive.

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$387,901	$(343,032)
Weighted-average common shares outstanding	1,159,096,193	107,753,469
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.00)
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$387,901	$(343,032)
Weighted-average common shares outstanding	1,159,096,193	107,753,469
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	8,840,903,807	-
Total adjusted weighted-average shares	10,000,000,000	107,753,469
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.00)

	Nine months Ended	Nine months Ended
	September 30, 2008	September 30, 2007
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$778,215	$(1,105,096)
Weighted-average common shares outstanding	938,341,526	62,467,301
Basic and diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.02)
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$778,215	$(1,105,096)
Weighted-average common shares outstanding	938,341,526	62,467,301
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	9,061,658,474	-
Total adjusted weighted-average shares	10,000,000,000	62,467,301
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.02)

The Company had common stock equivalents in excess of its authorized capital at September 30, 2008, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 10,648,854,988 at September 30, 2008.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $13,859, at September 30, 2008.

Note 7                      Income Taxes

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

At September 30, 2008 and December 31, 2007 deferred tax assets consist of the following:

	September 30, 2008	December 31, 2007
Deferred tax assets	$594,000	$494,000
Less: Valuation Allowance	(594,000)	(494,000)
Net deferred tax assets	$-0-	$-0-

At September 30, 2008 and December 31, 2007, the Company had federal net operating loss carry forwards in the approximate amounts of $1,740,000 and $1,454,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 8                      Related Party Transactions

SpeechSwitch has entered into a temporary administrative services agreement with iVoice.  The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and was previously the non-executive Chairman of the Board of Directors of SpeechSwitch.  This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch.  The note will bear interest at the rate of Prime plus 2.0% per annum (7.0% at September 30, 2008) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 8                    Related Party Transactions (continued)

over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2008, the outstanding balance due to Mr. Mahoney is $105,956 plus accrued interest of $82,871.  On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. Since Mr. Mahoney is no longer a related party, such amounts have been reclassified from note payable – related party to note payable – other.

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004.  Mr. Mahoney will serve as SpeechSwitch’s Non-Executive Chairman of the Board for a term of five years.  As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement.  This bonus would be payable in the form of cash, debt, or shares of our Class B Common Stock at the option of Mr. Mahoney. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. For the one month ended January 31, 2008, Mr. Mahoney deferred $7,702 of his compensation. Effective February 1, 2008, Mr. Mahoney entered into a consulting arrangement with the Company and Mr. Mahoney will be paid $92,428 annually with an annual increase based upon the Consumer Price Index. Mr. Mahoney agrees to accept compensation in the form of Class B common stock in lieu of cash for as long as the Board of Directors decides in their sole discretion that the Company does not have the financial resources to pay Mr. Mahoney in cash. Mr. Mahoney deferred $69,321 of his consulting fees for the nine months ended September 30, 2008. As of September 30, 2008 total deferred compensation and consulting fees due Mr. Mahoney was $296,803. Since Mr. Mahoney is no longer a related party, these amounts have been reclassified from “due to related parties” to accrued expenses.

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004.  Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef will serve as SpeechSwitch’s President and Chief Executive Officer until November 7, 2007. Mr. Knef’s employment agreement expired in November 2007, but he continues to work for the Company.  As consideration, SpeechSwitch agreed to pay Mr. Knef a base salary of $85,000 during the term.  In addition, SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch.  If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company.  If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Knef’s aggregate bonus will be reduced by 35%.

Note 9                    Convertible Promissory Note and Derivative Liability

SpeechSwitch has entered into a temporary administrative services agreement with iVoice.  The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 9                       Convertible Promissory Note and Derivative Liability (continued)

In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be segregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. During the six months ended September 30, 2008, unpaid administrative services in the amount of $29,547 were added to the convertible promissory note.

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

For the nine months ended September 30, 2008, the Company issued 151,000,000 shares of Class A common stock with a fair value of $18,875 to reduce the promissory not in the amount of $12,080. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $6,795. As of September 30, 2008, the outstanding balance on the Convertible Promissory Note was $68,118.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 9                       Convertible Promissory Note and Derivative Liability (continued)

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the three months ended September 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $21,240. For the nine months ended September 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $41,798.

Note 10       Notes Payable

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

The Company’s obligations under the promissory note issued to Cornell Capital Partners are secured by a first priority interest in substanially all of our assets.

On April 16, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $1,000,000 in exchange for this note payable for the same amount (see Note 11).

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 11      Convertible Debenture and Derivative Liability

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

During the nine months ended September 30, 2008, the Company issued 408,466,666 shares of Class A common stock with a fair value of $76,111 to reduce the convertible promissory note in the amount of $53,900. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $22,211.

As of September 30, 2008, the outstanding balance on the Convertible Debenture was $921,340.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 11      Convertible Debenture and Derivative Liability (continued)

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended September 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $584,426. For the nine months ended September 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,510,263.

Note 12      Subscription Agreement

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA”) with YA Global Investments (f/k/a/ Cornell Capital Partners) (was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company’s Class A Common Stock (the “Common Stock”) over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company’s Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from YA Global under the SEDA.  In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement.

On March 30, 2007, the Company and YA Global entered into an Amendment to the Amended and Restated Standby Equity Distribution Agreement dated as of the 12th day of December 2005, which revised the restrictions upon the Company's ability to sell equity.

For the nine months ended September 30, 2008, the Company has sold in the aggregate 134,770,603 shares of Class A Common Stock to YA Global for net proceeds of $30,065, which are net of fees and discounts of $6,290.

The Standby Equity Distribution Agreement expired on February 5, 2008.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 13       Capital Stock

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of September 30, 2008, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of September 30, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,159,096,193 shares were issued and outstanding.

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

c) Class B Common Stock

As of September 30, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.  As of September 30, 2008, no shares were issued or outstanding.

d) Class C Common Stock

As of September 30, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of September 30, 2008, no shares were issued or outstanding.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 14      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2008.

Note 15         New Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements, as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2008 and 2007

Note 16         Fair Value Measurements

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$7,796	$-	$7,796
Note payable - other	-	105,956	-	105,956
Convertible debentures	-	462,352	-	462,352
Derivative liabilities	-	1,136,299	-	1,136,299
Total Liabilities	$-	$1,712,403	$-	$1,712,403

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company’s outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−KSB for the fiscal year ended December 31, 2007 entitled “Risk Factors”.

Overview and Plan of Operation

SpeechSwitch seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide SpeechSwitch with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, SpeechSwitch’s business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005.  In connection with a reorganization of iVoice, iVoice assigned and conveyed to SpeechSwitch its speech recognition software business and related liabilities, including all intellectual property of iVoice relating to the speech recognition software business.  The board and management of iVoice elected not to transfer any part of its working cash balance to SpeechSwitch.  Based upon the current intention of SpeechSwitch not to conduct any significant research and development or hire additional employees and instead focus on the sale of the existing speech recognition technology, the board has determined that, on balance, SpeechSwitch has the ability to satisfy its working capital needs as a whole.  The board and management of iVoice also determined that SpeechSwitch has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

The emerging nature of the speech recognition industry makes it difficult to assess the future growth of SpeechSwitch.

The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company, such losses continue.  Additionally, SpeechSwitch’s business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Distribution, SpeechSwitch has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions.  However, SpeechSwitch may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

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

SpeechSwitch’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to SpeechSwitch by iVoice as part of the Distribution. The financial information included in this report, however, is not necessarily indicative of what SpeechSwitch’s results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

SpeechSwitch operates the speech recognition software business.  However, management is uncertain that sufficient cash to sustain its operations will be generated in the next twelve months, or beyond, by the sales activity of the speech recognition software business. SpeechSwitch intends to use a portion of the proceeds from any financing arrangements, on sales and marketing efforts for the speech recognition software business. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice’s previous lack of sales and marketing efforts on the speech recognition software business, SpeechSwitch’s lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market.

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

Results of Operations

All revenues reported by SpeechSwitch are derived from our speech recognition software products. For the three months ended September 30, 2008, total revenues decreased $2,493 (11.3%) to $19,606 as compared to the same period in the prior year. For the nine months ended September 30, 2008, total revenues decreased $9,917 (18.7%) to $43,037 as compared to the same period in the prior year. All sales for 2008 and 2007 were for product installations and maintenance. The decline is associated with a decrease in the number of installations. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products.  See "Liquidity and Capital Resources”.

Gross margin for the three months ended September 30, 2008 decreased $2,561 (14.0%) and for the nine months ended September 30, 2008 increased $789 (2.4%), as compared to the same periods in the prior year. Gross margin % to sales for the nine months increased from 63.3% to 79.7% primarily as a result of the favorable change in sales mix between maintenance and installation costs for the new installations.

Total operating expenses decreased $34,778 (25.4%) to $102,303 and $191,100 (36.1%) to $36,451, respectively for the three and nine months ended September 30, 2008 as compared to the same period in the prior year, primarily as a result of lower investor relations expenses and a decrease consulting and legal fees.

Total other income (expense) for the three months ended September 30, 2008 was total income of $474,489 as compared to total expenses of $24,227 for the three months ended September 30, 2007.  This change is primarily attributed to the change from a loss to a gain on revaluation of derivative. For the nine months ended September 30, 2008 total other income was $1,080,359 as compared to a total expense of $611,063 for the nine months ended September 30, 2007 as a result of the gain on valuation of derivative.

Net income for the quarter ended September 30, 2008 was $387,901 as compared to a loss of $343,032 for the quarter ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $778,215 as compared to a loss of $1,105,096 for the nine months ended September 30, 2007. The changes for these periods were the result of the factors discussed above.

Liquidity and Capital Resources

To date, SpeechSwitch has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On August 12 and November 19, 2004, SpeechSwitch issued an aggregate of $800,000 in secured convertible debentures, with interest payable at 5% per annum, to YA Global Investments (f/k/a/ Cornell Capital Partners).  On February 28, 2005, SpeechSwitch’s obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $200,000, bringing the promissory note to an aggregate principal amount of $1,000,000, which note accrues interest at rate of 12% per annum, but is not convertible into any equity security of SpeechSwitch.  The loans evidenced by the promissory note have not yet been repaid.  In connection with the issuances of the secured convertible debentures, SpeechSwitch paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures.  When the secured convertible debentures were terminated, SpeechSwitch received a credit for fees that would otherwise have been payable upon the issuance of the $800,000 in replacement notes. SpeechSwitch paid Cornell Capital a fee of $20,000 in connection with its $200,000 additional borrowing.  SpeechSwitch’s obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets.  iVoice has also guaranteed the payment of all amounts payable by SpeechSwitch pursuant to the secured promissory note.  This guaranty terminated on August 4, 2005.

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

The maximum amount of each advance amount is $600,000 per advance notice. The amount available under the equity line of credit is not dependent on the price or volume of our Class A Common Stock. YA Global Investments (f/k/a/ Cornell Capital Partners) may not own more than 9.9% of our outstanding common stock at any time. Because YA Global Investments (f/k/a/ Cornell Capital Partners) can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners may receive under the equity line of credit.  However, YA Global Investments (f/k/a/ Cornell Capital Partners) is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by SpeechSwitch, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective.  If SpeechSwitch cannot satisfy the requirements for YA Global Investments (f/k/a/ Cornell Capital Partners) to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing.  We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed.  Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.  Management believes that its going-forward expenses for the next twelve months will be approximately $500,000, which includes salaries for SpeechSwitch’s officers and employees, and assuming SpeechSwitch has no revenues in such period, SpeechSwitch expects to incur additional liabilities of approximately $500,000.  Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice.  If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and SpeechSwitch is unable to obtain funds from the sale of our Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners), management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

The Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that SpeechSwitch will raise sufficient funds from such financing arrangements, or that SpeechSwitch will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of SpeechSwitch’s financing is dependent upon.

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

For the nine months ended months September 30, 2008, the Company had a net decrease in cash of $114,335.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities       The Company used $194,843 and $279,392 in cash for operating activities for the nine months ended September 30, 2008 and 2007 respectively. This decrease was primarily the result of the lower cash used to fund the smaller loss from current operating activities.

Cash provided by financing activities.  For the nine months ended September 30, 2008 cash provided by operating activities was $24,065 as compared to $67,585 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 the Company received net proceeds of $30,065 from the issuance of common stock through the equity financing with YA Global Investments (f/k/a/ Cornell Capital Partners) and repaid $6,000 of a note payable as compared to net proceeds of  $67,585 from the issuance of common stock through the equity financing with YA Global Investments for the nine months ended September 30, 2007.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2008.

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

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

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

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) services. Presently, 100% of the revenues reported by the Company are derived from the licensing of the Company’s IVR software. No revenues have been derived from the sale of optional customer support services. The Company’s standard license agreement provides for a one-time fee for use of the Company’s product in perpetuity for each computer or CPU in which the software will reside. The Company’s software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer’s option upon the completion of the first year licensed.

The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company’s policy not to provide direct customers (as opposed to resellers and dealers) the right to refund any portion of its license fees. The Company accepts Visa and MasterCard as well as company checks.

Customers may license the Company’s products through our telesales organization and through promotions or reseller agreements with independent third parties.  SpeechSwitch only permits returns from authorized dealers and resellers of unused inventory, subject to the consent of the Company and a twenty-five percent restocking fee. End users who purchaser products directly from SpeechSwitch may not return such products to SpeechSwitch under any circumstances.  Accordingly, the Company records a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical sales returns and other known data as well as market and economic conditions.

Our current products are not sold through retail distribution channels. Current reseller agreements provide for a limited contractual right of return and do not provide for future price concessions, minimum inventory commitments nor is payment contingent upon the reseller’s future sales or our products. Revenues generated from products licensed through marketing channels where the right of return exists, explicitly or implicitly, is reduced by reserves for estimated product returns. Such reserves are estimates based on returns history and current economic and market trends.

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 4T.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the quarter covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures have not been effective for the following reason:

A deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Changes in internal control over financial reporting.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 5.                    Other Information.

(b)
The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors.  Both members of the Board of Directors participate in the consideration of director nominees.

Item 6.                    Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEECHSWITCH, INC.

Date: September 22, 2010	By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002.