Form 10-Q
period 2009-03-31
SpeechSwitch, Inc.
filed 2010-10-12
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

SPEECHSWITCH, INC.
 (Exact name of the Registrant as specified in Charter)

New Jersey	20-1862816
(State of Incorporation)	(I.R.S. Employer ID Number)

6 Minneakoning Road, Flemington, New Jersey	08822
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: 908-788-0077

Securities registered under 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes        No _X_

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes       No _X_

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes       No _X_

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
1,400,096,193 shares of Class A Common stock, no par value as of March 31, 2009.

SPEECHSWITCH, INC.

		PAGE

	Part I – Financial Information

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets –
	March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	1

	Condensed Statements of Operations -
	Three months ended March 31, 2009 and 2008 (Unaudited)	2

	Condensed Statements of Cash Flows -
	Three months ended March 31, 2009 and 2008 (Unaudited)	3-4

	Notes to Condensed Financial Statements (Unaudited)	5-18

Item 2.	Management’s Discussion and Analysis or of the Results of Operations and
	Financial Position	19-23

Item 4T.	Controls and Procedures	23

	Part II – Other Information

Item 5.	Other Information	24

Item 6.	Exhibits	24

Item 1 - Financial Statements
SPEECHSWITCH, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$968	$8,371
Accounts receivable, net of allowance for doubtful accounts of $2,862 at March 31, 2009 and December 31, 2007	617	617
Prepaid expenses	0	904
Total current assets	1,585	9,892
Intangible assets, net	1,464	2,315

Total assets	$3,049	$12,207

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$695,360	$682,366
Due to related parties	319,910	319,910
Deferred maintenance contracts	5,030	3,786
Note payable to related parties	71,756	71,756
Convertible promissory note, net of unamortized debt discount of $62,819 and $66,759, respectively	17,117	13,177
Convertible debenture, net of unamortized debt discount of $305,993 and $381,650, respectively	615,348	539,690
Derivative liabilities	647,341	935,451
Total current liabilities	2,371,862	2,566,136

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 1,400,096,193shares issued and outstanding	806,814	806,814
Class B - $.01 par value; authorized 50,000,000 Shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,119,085	2,119,085
Accumulated deficit	(5,294,712)	(5,479,828)
Total stockholders' deficit	(2,368,813)	(2,553,929)

Total liabilities and stockholders' deficit	$3,049	$12,207

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31, 2009	March 31, 2008

Net sales	$11,944	$6,036
Cost of sales	3,385	993

Gross margin	8,559	5,043

Operating expenses:
Selling and marketing expenses	--	21,615
General and administrative expenses	8,188	72,186
Depreciation and amortization	851	851
Engineering, research, & development	5,875	22,245
Total operating expenses	14,914	116,897

Loss from operations	(6,355)	(111,854)

Other income (expense):
Interest income	--	910
Other income	225	--
Interest expense	(17,267)	(64,165)
Amortization of debt discount	(79,597)	(108,414)
Gain on valuation of derivative	288,110	1,465,377

Total other income (expense)	191,471	1,293,708

Income from operations before Income taxes	185,116	1,181,854

Provision for income taxes	-	-

Net income attributable to common Shares	$185,116	$1,181,854

Basic income per common share	$0.00	$0.00
Diluted income per common share	$0.00	$0.00

Weighted average shares outstanding -
basic	1,400,096,193	639,241,481
diluted	10,000,000,000	10,000,000,000

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$185,116	$1,181,854
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	851	851
Gain on valuation of derivative	(288,110)	(1,465,377)
Amortization of debt discount	79,597	108,414
Beneficial interest on conversion of debt	-	45,000

Changes in assets and liabilities:
Decrease in accounts receivable	-	5,400
Decrease in prepaid expenses	904	6,708
Increase in accounts payable and accrued liabilities	12,995	20,277
Increase in amounts due to related parties	-	23,107
Increase (decrease) in deferred maintenance contracts	1,244	(1,016)

Net cash (used in) operating activities	(7,403)	(74,782)

Cash flows from financing activities:
Issuance costs associated with equity financing	-	(6,290)
Issuance of common stock through equity financing	-	36,355

Net cash provided by financing activities	-	30,065

Net (decrease) in cash and cash equivalents	(7,403)	(44,717)

Cash and cash equivalents at beginning of period	8,371	185,581

Cash and cash equivalents at end of period	$968	$140,864

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-Cash Transactions
Accounts Payable converted to Convertible Promissory Note	$-	$50,562

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the three months ended March 31, 2008:

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

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 1                      Background

SpeechSwitch, Inc. (“SpeechSwitch” or “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice").  The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of the Company.  When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 and thereafter assigned to the Company.

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

Note 2                      Business Operations

The Company develops, markets and licenses the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company’s software. Our products are designed to be “people oriented”, with features that can be readily used with out special training and manuals.  Our product line of Speech SDK, incorporate this philosophy.  SpeechSwitch markets, promotes and sells its speech-enabled products primarily through telephony reseller channels.  The Company also sells direct to end users in geographic locations where an authorized reseller does not exist.  On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices.

The Company employs one full-time employee and one part-time employee.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  Currently, SpeechSwitch has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative and other services.

As of March 31, 2009, the Company had a negative cash flow from operations and negative working capital. Although the Company reported a net profit for the three months ending March 31, 2009, the profit was attributable to the fluctuation in the market price of its stock, which was reflected in the substantial gain in the valuation of the derivative. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

Note 4                      Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

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
March 31, 2009 and 2008

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

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2009 and December 31, 2008.

g)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended March 31, 2008.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

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

l)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of March 31, 2009, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at March 31, 2009 and December 31, 2008 were $0.

Note 5                      Income (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic and diluted income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. A computation of diluted loss per share would not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as this would be anti-dilutive.

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Basic net income per share computation:
Net income attributable to common stockholders	$185,116	$1,181,854
Weighted-average common shares outstanding	1,400,096,193	639,241,481
Basic net income per share attributable to common stockholders	$0.00	$0.00

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Diluted net income per share computation
Net income attributable to common stockholders	$185,116	$1,181,854
Weighted-average common shares outstanding	1,400,096,193	639,241,481
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	8,599,903,807	9,360,758,519
Total adjusted weighted-average shares	10,000,000,000	10,000,000,000
Diluted net income per share attributable to common stockholders	$0.00	$0.00

The Company had common stock equivalents in excess of its authorized capital at March 31, 2009 and 2008, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 11,258,334,655 at March 31, 2009.

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $15,561, at March 31, 2009.

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

At March 31, 2009 and December 31, 2008 deferred tax assets consist of the following:

	March 31, 2009	December 31, 2008
Deferred tax assets	$606,000	$598,000
Less: Valuation Allowance	(606,000)	(598,000)
Net deferred tax assets	$-0-	$-0-

At March 31, 2009 and December 31, 2008, the Company had federal net operating loss carry forwards in the approximate amounts of $1,780,000 and $1,760,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 8                      Related Party Transactions

SpeechSwitch had entered into a temporary administrative services agreement with iVoice in 2004.  The administrative services agreement continued on a month-to-month basis until December 31, 2008 at which point the agreements were suspended by mutual consent of the parties. See note 9.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and was previously the non-executive Chairman of the Board of Directors of SpeechSwitch.  This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch.  The note will bear interest at the rate of Prime plus 2.0% per annum (7.0% at March 31, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. At various times Mr. Mahoney has drawn down the outstanding principal by either receiving stock or cash repayments. As of March 31, 2009, the outstanding balance due to Mr. Mahoney is $71,756 plus accrued interest of $93,985.  On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company.

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004.  Mr. Mahoney will serve as SpeechSwitch’s Non-Executive Chairman of the Board for a term of five years.  As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement.  This bonus would be payable in the form of cash, debt, or shares of our Class B Common Stock at the option of Mr. Mahoney. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. For the one month ended January 31, 2008, Mr. Mahoney deferred $7,702 of his compensation. Effective February 1, 2008, Mr. Mahoney entered into a consulting arrangement with the Company and Mr. Mahoney will be paid $92,428 annually with an annual increase based upon the Consumer Price Index. Mr. Mahoney agrees to accept compensation in the form of Class B common stock in lieu of cash for as long as the Board of Directors decides in their sole discretion that the Company does not have the financial resources to pay Mr. Mahoney in cash. As of March 31, 2009 total deferred compensation and consulting fees due Mr. Mahoney was $319,910.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 9                    Convertible Promissory Note and Derivative Liability

SpeechSwitch had entered into a temporary administrative services agreement with iVoice in 2004.  The administrative services agreement continued on a month-to-month basis until December 31, 2008 at which point the agreements were suspended by mutual consent of the parties.

In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be segregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts of $42,209 were added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid.

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

At various times during 2008, the Company had issued shares of Class A common stock to reduce the promissory not in the amount of $12,925. As of March 31, 2009, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $3,618.

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $55,967. For the three months ended March 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $20,491.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 10      Convertible Debenture and Derivative Liability

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

During the three months ended March 31, 2008, the Company issued 190,466,666 shares of Class A common stock with a fair value of $48,861 to reduce the convertible promissory note in the amount of $32,100. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $16,761.

As of March 31, 2009, the outstanding balance on the Convertible Debenture was $921,340.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,476,940. For the three months ended March 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $267,619.

Note 11      Subscription Agreement

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

For the three months ended March 31, 2008, the Company has sold in the aggregate 134,770,603 shares of Class A Common Stock to YA Global for net proceeds of $30,065, which are net of fees and discounts of $6,290.

The Standby Equity Distribution Agreement expired on February 5, 2008.

Note 12       Capital Stock

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of March 31, 2009, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of March 31, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,400,096,193 shares were issued and outstanding.

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

c) Class B Common Stock

As of March 31, 2009, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.  As of March 31, 2009, no shares were issued or outstanding.

d) Class C Common Stock

As of March 31, 2009, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of March 31, 2009, no shares were issued or outstanding.

Note 13      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2009.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 14         New Accounting Pronouncements

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of this EITF is not expected to have a material impact on the Company’s condensed financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 15         Fair Value Measurements

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$17,117	$-	$17,117
Note payable - other	-	71,756	-	71,756
Convertible debentures	-	618,348	-	618,348
Derivative liabilities	-	647,341	-	647,341
Total Liabilities	$-	$1,354,562	$-	$1,354,562

December 31, 2008

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$13,177	$-	$13,177
Note payable to related parties	-	71,756	-	71,756
Convertible debentures	-	539,690	-	539,690
Derivative liabilities	-	935,451	-	935,451
Total Liabilities	$-	$1,560,074	$-	$1,560,074

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 16                      Subsequent Events

Departure of Directors or Certain Officers and Election of Directors

On April 15, 2009, Bruce Knef resigned as President of the Company.

On June 17, 2009, Kenneth P. Glynn was elected as Board of Directors member and Chairman of the Board of Directors.

On June 17, 2009, Kenneth P. Glynn was appointed President and Secretary of the company.

On June 17, 2009, Bruce Knef resigned from the Board of Directors of the company.

Other Events.

Due to the economy and/or product differentiation, SpeechSwitch, Inc. experienced its last sales in the field of speech recognition and autodialing systems and support in the first quarter of 2009.

On June 16, 2009 and June 17, 2009, Kenneth P. Glynn acquired debt owed by SpeechSwitch, Inc. to third party creditors as follows:

(1)	Promissory Note to Jerome Mahoney dated August 5, 2005 having a balance on December 31, 2008 of $80,956.27, and accruing interest, and thus having a balance of $82,035.42 as of April 30, 2010;

(2)
Deferred Compensation to Jerome Mahoney as of December 31, 2008 equal to $273,696.20 and accrued interest of $95,901.88 through May 31, 2009 and additional interest from that date through April 30, 2010 of $10,035.51 totaling $379,633.58;

(3)
Convertible promissory note to iVoice, Inc. dated March 5, 2008 in the amount of $50,651.52, and having a balance on May 31, 2009, including additional dispersements and interest, of $84,113.39, and from that date through April 30,2010 of $1,857.21, totaling $85,968.59; and

(4)	Loan from iVoice Technology, Inc. to SpeechSwitch, Inc. in the amount of $3,600.00.

In September, 2009, Kenneth P. Glynn established the Kenergy Scientific Group to seek new products to be sold under the Kenergy Scientific brand.  The Group acquired a small inventory of solar rechargeable lanterns for testing and eventual sales. The Group will be merged into SpeechSwitch, Inc. in 2010

In March, 2010, the company moved its headquarters from Matawan, NJ to its current location in Flemington, NJ.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2008 entitled “Risk Factors”.

Overview and Plan of Operation

The Company develops, markets and licenses the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company’s software. Our products are designed to be “people oriented”, with features that can be readily used with out special training and manuals.  Our product line of Speech SDK, incorporate this philosophy.

SpeechSwitch markets, promotes and sells its speech-enabled products primarily through telephony reseller channels.  The Company also sells direct to end users in geographic locations where an authorized reseller does not exist.  On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices.

The Company employs one full-time employee and one part-time employee.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  Currently, SpeechSwitch has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Results of Operations

All revenues reported by SpeechSwitch are derived from our speech recognition software products installations and maintenance. For the three months ended March 31, 2009, total revenues increased $5,908 (97.9%) to $11,944 as compared to the same period in the prior year of $6,036.  The increase is associated with a increase in the number of installations with a small decrease in maintenance revenues. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products.  See "Liquidity and Capital Resources”.

Gross margin for the three months ended March 31, 2009 increased $3,516 (69.7%) as compared to the same periods in the prior year. Gross margin % to sales for the three months decreased from 83.5% to 71.7% primarily as a result of the unfavorable change in sales mix between maintenance and installation costs for the new installations.

Total operating expenses decreased $101,983 (87.2%) to $14,914 for the three months ended March 31, 2009 as compared to the same period in the prior year, primarily as a result of the curtailment of all non-essential spending due to limited cash availability.

Total other income (expense) for the three months ended March 31, 2009 was total income of $191,471 as compared to total income of $1,293,708 for the three months ended March 31, 2008, for a decrease of $1,102,237.  This change is primarily attributed to the lower gain on revaluation of derivatives.

Net income for the quarter ended March 31, 2009 was $185,116 as compared to a net income of $1,181,854 for the quarter ended March 31, 2008. The changes for these periods were the result of the factors discussed above.

Liquidity and Capital Resources

To date, SpeechSwitch has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

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

For the three months ended months March 31, 2009, the Company had a net decrease in cash of $7,403.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities       The Company used $7,403 and $74,782 in cash for operating activities for the three months ended March 31, 2009 and 2008, respectively. This decrease was primarily the result of the lower cash used to fund the smaller cash loss from current operating activities.

Cash provided by financing activities.  For the three months ended March 31, 2009, the Company did not provide or use any cash from financing activities. For the three months ended March 31, 2008 the Company received net proceeds of $30,065 from the issuance of common stock through the equity financing with YA Global Investments (f/k/a/ Cornell Capital Partners).

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2009.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

SPEECHSWITCH, INC.

Date: October 1, 2010	By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

31.1      Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.