Form 10-K
period 2008-12-31
SpeechSwitch, Inc.
filed 2010-11-16
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

SPEECHSWITCH, INC. (Exact name of registrant)

New Jersey (State or other jurisdiction of incorporation or organization)	20-1862816 (I.R.S. Employer Identification No.)

6 Minneakoning Road, Flemington, New Jersey (Address of principal executive offices)	08822 (Zip Code)

Issuer's telephone number 908-788-0077

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]  No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large Accelerated filer ☐   Accelerated filer  ☐    Non-accelerated filer ☐    Smaller reporting Company [X]
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year. $53,979

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 based upon the average bid and ask prices on that date was $150,683.

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X]

As of December 31, 2008, the Registrant had 1,400,096,193 shares of Class A, no par value common stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2008 does not contain audited financial statements audited by an independent registered public accounting firm for the fiscal year ended December 31, 2008.

PART I

ITEM 1.  BUSINESS

BACKGROUND

SpeechSwitch, Inc. (“SpeechSwitch” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation (“iVoice Technology 3”) a previously wholly owned subsidiary of iVoice.  When we refer to or describe any agreement, contract or other obligation of the Company in this Report, we may also be referring to an agreement, contract or other obligation assigned to the Company by the assignor, iVoice Technology 3.

In September 2004, the Board of Directors of iVoice, Inc., the former parent of the Company, resolved to pursue the separation of iVoice’s software business into three publicly owned companies. SpeechSwitch was formed to continue to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition. The Spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt (the "Spin-off") to SpeechSwitch. The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

In conjunction with the Spin-off, SpeechSwitch entered into a temporary administrative service agreement with iVoice. This agreement will continue on a month-to-month basis until SpeechSwitch is able to replace any or all of the services currently being provided by iVoice.

On August 5, 2005, SpeechSwitch assumed $190,000 in accrued liabilities and related party debt incurred by iVoice. The debt assumed is convertible into SpeechSwitch Class B Common Stock at the option of the holder as later described in notes to the Financial Statements herein.

On August 4, 2005, the registration statement filed by the Company to effectuate the Spin-off was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Spin-off was thereafter completed on August 5, 2005.

In June 2009, the company moved its headquarters from Matawan, NJ to Flemington, NJ. Our principal offices and facilities are now located at 6 Minneakoning Road, Flemington, New Jersey, 08822 and our new telephone number is (908) 788-0077.  Our common stock is quoted on the OTC Pink Sheets under the trading symbol “SSWC”.

OUR BUSINESS

We develop, market and license the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. We also offer a range of support services that enable our customers and channel partners to develop voice-driven applications that use our software.  Our products are designed to be “people oriented”, with features that can be readily used without special training and manuals.  Our product line of Speech SDK, incorporate this philosophy.  SpeechSwitch markets, promotes and sells its speech-enabled products primarily through telephony reseller channels.  We also sell direct to end users in geographic locations where an authorized reseller does not exist.  On direct sales orders, we are able to achieve greater profit margins through higher direct selling prices. We employ three full-time employees.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  Currently, SpeechSwitch has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

For the fiscal year ended December 31, 2007, SpeechSwitch, Inc. has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs was previously provided, in large part, from the sale of Class A Common Stock to YA Global Investments, LP, ("YA Global") pursuant to the terms of the Standby Equity Distribution Agreement. However, the Standby Equity Distribution Agreement expired on February 5, 2008, and was not renewed. If SpeechSwitch, Inc. cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

PRODUCTS AND SERVICES

Our products use standard open-architecture PC platforms and Microsoft Windows 2000 operating systems, thereby facilitating the rapid adoption of new PC-based technologies while reducing overall product costs. We concentrate our product development efforts on software rather than hardware because we believe that the most efficient way to create product value is to emphasize software solutions that meet customers' needs. We have recently adapted our applications to integrate with different manufacturer telephone switches through the use of Telephony Application Program Interface or ("TAPI"). The use of TAPI, allows us to integrate our applications into different telephone manufacturers Private Branch Exchange systems or "PBX's", eliminating the need for costly additional external hardware. We have traditionally used standard PC-related hardware components in our products, in part, to limit our need to manufacture components. Our manufacturing operations consist only of the installation of our proprietary software and, if required, a voiceboard, into a fully assembled PC system which we obtain from several different vendors. We obtain system components such as PCs, circuit boards, application cards, faxboards, and voiceboards from various suppliers.

Our flagship product is our Speech-enabled Auto Attendant product. The Auto Attendant engages callers in a natural language dialog and is ready to transfer a caller to an extension for the party the caller is trying to reach at any time. Callers can interrupt the Auto Attendant at any time by barging in on the prompts and simply saying the name of the person or department they wish to speak to.

We have met interoperability standards with several leading PBX manufacturers for Auto Attendant. To date, rigorous testing and compatibility studies have developed into co-marketing arrangements with Avaya for its Partner, Magic and IP Office Platforms, 3Com, for its NBX® platform, Artisoft for its TeleVantage® Communication server, and AltiGen's AltiServ® for its phone systems. These recent platform integrations add to several others previously completed, including a Siemens Ready™ certification, NEC Fusion Strategic Alliance, Toshiba Stratus, and Sprint North Supply.

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

SALES AND MARKETING

The speech recognition enterprise market is characterized by a business environment that has goals to improve customer communication and personalization as well as reduce the costs of customer contact, a historically time-and-money intensive operation. Furthermore, consumers are increasingly taking charge of this important interaction between enterprise and consumer; deciding where, when and how they want this communication. To address this new business paradigm, enterprises are increasingly applying innovative wireless, speech and web technologies to leverage existing customer service infrastructures in the creation of interactive, self-directed service applications. These new applications are designed to put the customer in control of the delivery of the information while allowing the enterprise control of the data. This serves to address the enterprise’s objectives of improving the customer experience and reducing operating costs.

The Company’s strengths are reflected in the speech recognition enterprise market as part of a suite of offerings that can be delivered as components or as part of a total, turnkey solution. These speech recognition solutions use the latest in technology to allow enterprises to automate increasingly complex interactions, enabling businesses to provide quick and timely communications with customers and business partners. Such technology enables enterprises to communicate with their customers through voice, web, e-mail, facsimile and other forms of communication on a variety of devices, including telephones, PCs, mobile phones and personal digital assistants (“PDAs”).

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

The Company is actively seeking strategic relationships with companies to build its developing partner program. The partner program will be built by establishing relationships in basic areas consisting of software and technology solution partners and system integration partners. These relationships will enhance the Company’s technological strength, improve its market position, facilitate shorter time-to-market, enhance its ability to deliver end-to-end solutions, and broaden its market coverage.

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

DISTRIBUTION

As a product line of iVoice, Inc., our speech recognition software has produced sales revenues for the past three fiscal years. In the past, iVoice devoted limited resources to the marketing of our speech recognition software.  The Company’s future revenues depend on its ability to develop a customer base through the establishment of a reseller channel using various marketing and sales promotions.

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

OEM AND RESELLER ACCOUNTS

While we have traditionally sold our product primarily on a direct basis, with our existing officers and employees fulfilling orders received by telephone and the internet, we will seek to obtain new OEM and reseller relationships that will serve as an extension of our sales team which has yet to be hired.  We currently have no strategic alliances with any OEMs or resellers other than the existing relationship between iVoice’s resellers and iVoice that are being transferred to us by iVoice for our benefit, nor do we have any current material negotiations with any OEM or other reseller.  Ideally, an OEM agreement, which provides distribution of our software product along with the manufacturers own telecommunication equipment, could produce the most widespread distribution and acceptance of our product at minimal distribution costs. Many of the OEMs have extensive and established reseller channels that could provide an avenue of distribution for our software. To effectively manage these accounts, we will need to provide these resellers with product literature, pricing, and sales leads as well as technical training and support.

BUSINESS DEVELOPMENT

Business development objectives at SpeechSwitch will be to focus on two primary functions as listed below:

1.	Negotiate and secure strategic alliances related to our speech recognition products; and

2.	Negotiate, secure and manage Original Equipment Manufacturer (OEM) and reseller accounts.

STRATEGIC ALLIANCES

SpeechSwitch’s business development efforts will seek to engage and secure strategic alliances with related telecommunications businesses and professional organizations in order to develop co-marketing programs that will expand market share for our products and develop brand recognition. By entering into strategic alliances with companies that offer telecommunications devices or services to businesses or professional organizations whereby appointment setting and scheduling are of vital importance, we will seek to obtain access to an installed customer base as well as new sales opportunities of our products.  SpeechSwitch has recently entered into certain of these strategic alliances, and is currently negotiating additional strategic alliances.  To date no significant revenues have been generated as a result of any such co-marketing arrangements or alliances.

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

We received net proceeds of $144,000 in 2006, after paying a commission to GlynnTech, Inc., which served as SpeechSwitch’s licensing agent and assisted in the sale of the patents. However, the Company retained the rights to market the product.

We have three issued U.S. patents and one pending U.S. patent application.  We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products and may be subject to invalidation claims.

Our first patent, for our Speech-Enabled Automatic Telephone Dialer, was issued in May 2003. This invention is a speech enabled automatic telephone dialer device system that uses a spoken name that corresponds to the name and telephone number data of computer-based address book programs.  The Speech Enabled Name Dialer imports all of the names and telephone numbers from a user’s existing Microsoft Outlook, ACT, Gold Mine or other contact management software and can automatically connect a caller with anyone the caller asks for. The caller simply picks up the phone, tells the Name Dialer the name of the person the caller wants to contact, and the Name Dialer finds the telephone number and dials for the caller.

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

For the years ending December 31, 2008 and 2007, research and development expenditures consisted of $52,057 and $77,160, respectively, in salaries and wages to technical staff and $0 in technical hardware supplies, software tool-kits and technical publications.

LICENSES

We have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers.

EMPLOYEES

As of December 31, 2008, we had one full-time employee and one part-time employee.  None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements.  We consider our relationship with our employees generally to be good.

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

On February 7, 2008, the Company announced that it had accepted the resignation of Jerry Mahoney as Non-Executive Chairman of the Company. From February 2008 until October 2008, the Company engaged the services to Mr. Mark Meller to act as the Non-Executive Chairman of the Board.

Within the industry, competition for key technical and management personnel is intense, and there can be no assurance that we can retain our future key technical and managerial employees or that, should we seek to add or replace personnel, we can assimilate or retain other highly qualified technical and managerial personnel in the future.

RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

This annual report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology.  These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

SpeechSwitch will face many of the difficulties that companies with limited operating history face.

As a result of the Company’s limited operating history, the currently difficult economic conditions of the telecommunications marketplace and the emerging nature of the speech recognition software industry, it may be difficult for you to assess our growth and earnings potential. The Company believes that due primarily to the relatively brief time its Speech Enabled Auto Attendant, Name Dialer and Speech SDK products have been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face, as they are described herein.  We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

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

SpeechSwitch has received a report from its independent auditors for the fiscal year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

There can be no assurance that management’s plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business and operations and result in charges that would be material to our business and results of operations.

SpeechSwitch’s future revenue and operating results are unpredictable and may fluctuate, which could cause SpeechSwitch’s stock price to decline.

Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results.  Our operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others:

●	the timing of sales of our products and services, particularly in light of our minimal sales history;
●	the introduction of competitive products by existing or new competitors;
●	reduced demand for any given product;
●	difficulty in keeping current with changing technologies;
●	unexpected delays in introducing new products, new product features and services;
●	increased or uneven expenses, whether related to sales and marketing, product development or administration;

●	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects;
●	the mix of product license and services revenue;
●	seasonality in the end-of-period buying patterns of foreign and domestic software markets;
●	the market’s transition between operating systems; and
●	costs related to possible acquisitions of technology or businesses.

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

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2008, we have a convertible debenture with YA Global Investments with an outstanding balance of $921,340. This convertible debenture was derived from a note payable with YA Global Investments in the amount of $1,000,000 and converted into the convertible debenture. In addition, the Company has a Convertible promissory note of $79,936 plus accrued interest of $2,781, due to iVoice, Inc. for administrative services. The Company also has a promissory note of $71,756 and deferred compensation of $319,910 at December 31, 2008, plus deferred interest of $88,915 with Mr. Jerry Mahoney, a former director of the Company, and provides that, at Mr. Mahoney’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In order to obtain working capital in the future, we intend to issue additional equity securities and convertible obligations.

In the event that the price of our Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of our Class A Common Stock:

●	the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,
●	increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of our Class A Common Stock,
●	the sale of a substantial amount of convertible debentures to relatively few holders could effectuate a possible change in control of the Company, and

●
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

We are dependent on our key officers and directors, including Bruce R. Knef, our President, Chief Executive Officer and Chief Financial Officer. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.  To minimize the effects of such loss, SpeechSwitch has entered into an employment contract with Bruce Knef.  Mr. Knef’s employment agreement expired in November 2007, but he continues to work for the Company.

Our potential future business acquisitions may be unpredictable and may cause our business to suffer.

SpeechSwitch may seek to expand its operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on SpeechSwitch’s operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on SpeechSwitch’s business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers’ operations could increase materially. The inability of SpeechSwitch to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of SpeechSwitch. Furthermore, through the acquisition of additional businesses, SpeechSwitch may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While SpeechSwitch may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, SpeechSwitch, in all likelihood, will have the ability to effect only a single business acquisition at one time.  Currently, SpeechSwitch has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

SpeechSwitch’s industry is characterized by rapid technological change and failure to adapt our product development to these changes may cause our products to become obsolete.

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

The trend toward consolidation in SpeechSwitch’s industry may impede its ability to compete effectively.

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

Due to our limited operating history, we currently offer products directly to end-users and through dealer and reseller channels established by iVoice.  We assumed iVoice’s relationships and contractual arrangements with these dealers and resellers.  However, there can be no assurance that these dealers and resellers will wish to continue their existing arrangements, or create new arrangements, with us.  If we cannot continue to use iVoice’s existing dealer and reseller channels, we will need to develop a new network of dealers and resellers.  However, we may not be able to effectively develop our own network of resellers and dealers to distribute our software products.  If we cannot assume iVoice’s existing distribution channels and we cannot develop our own new distribution channels, this would have a material adverse effect on us and our financial condition.  The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

Restrictive product return policies may limit SpeechSwitch’s sales and penetration into the marketplace.

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

We may distribute some of our products through resellers and distributors.  Direct customer sales contracts do not typically result in year-after-year business, as they are for a single fixed order of products.  We intend to assume iVoice’s existing relationships and contractual relationships with its resellers and distributors.  To effectively do so, we must establish and maintain good working relationships with these resellers and distributors. If we are unsuccessful in establishing and maintaining relationships with iVoice’s existing resellers and distributors or with new resellers and distributors, or if these resellers and distributors are unsuccessful in reselling our products, our future net revenues and operating results may be adversely affected.  SpeechSwitch does not have any material relationship with any single distributor or reseller.

The limited scope of results of SpeechSwitch’s research and development may limit the ability of SpeechSwitch to expand or maintain its sales and products in a competitive marketplace.

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

Our software products are designed to run on the Microsoft® Windows® operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support.  Moreover, if our products and technology are not compatible with new developments from industry leaders such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

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

We are dependent on external financing to fund our operations.  Our prior financing needs were, for the most part, provided through the possible sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with YA Global Investments.  This agreement expired on February 8, 2008, and was not renewed. If SpeechSwitch, Inc. cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

Our obligations under the convertible promissory note and the secured promissory note are secured by substantially all of our assets.

Our obligations under the convertible promissory note with iVoice, Inc. and the secured promissory note issued to YA Global Investments are secured by substantially all of our assets.  As a result, if we default under the terms of these promissory notes, either iVoice, Inc. and/or YA Global Investments could foreclose its security interest and liquidate all of our assets.  This would cause operations to cease.

Jerome Mahoney, the former Non-Executive Chairman of the Board of SpeechSwitch, may have control over the management and direction of SpeechSwitch.

Mr. Mahoney will have the right to convert $391,666 of indebtedness and deferred compensation, together with accrued but unpaid interest of $88,915, into 480,581 shares of SpeechSwitch Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at the prime rate plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.  Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  If Mr. Mahoney converts his indebtedness into 480,581 shares of Class B Common Stock, he will have voting rights equal to 48,058,100 shares of Class A Common Stock and could gain control over the management and direction of SpeechSwitch, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders. The Board has the option to pay Mr. Mahoney in Class B Common Stock. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In addition, Bruce Knef, our President and Chief Executive Officer, has granted an irrevocable proxy to Jerome Mahoney (or his designee) to vote and exercise all voting and related rights with respect to certain shares of our Common Stock that are owned at any time by Mr. Knef.

SpeechSwitch’s management team is new and its working relationships are untested.

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

In addition, we may be sued by third parties who claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

●	cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely effect our revenue;
●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and
●	redesign our products, which would be costly and time-consuming.

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

SpeechSwitch has a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of SpeechSwitch’s stock.

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

Our Class A Common Stock is deemed to be “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock.  As of December 31, 2008, we had all of our remaining authorized shares, approximately 8,599,903,807 shares of Class A common stock, reserved for possible future issuance.

Reports to Security Hold

The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-Q, annual reports on Form 10-K and as required, files reports on Form 8-K.

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

ITEM 2. PROPERTIES.

We do not own any real property.  We currently co-occupy the same space as iVoice and are subleasing from iVoice some of the office space located at 750 Highway 34, Matawan, New Jersey.  The rent payment for the sublease is currently included in the administrative services agreement.  We intend to continue subleasing such space pursuant to the administrative services agreement for the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTC Pink Sheets under the symbol “SSWC”

The following table shows the high and low closing prices for the period indicated:

2007	High	Low
First quarter	$.01600	$.00400
Second Quarter	$.00588	$.00150
Third Quarter	$.00250	$.00050
Fourth quarter	$.00100	$.00019
2008	High	Low
First Quarter	$.00069	$.00013
Second Quarter	$.00019	$.00013
Third Quarter	$.00013	$.00013
Fourth quarter	$.00013	$.00013

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

 As of December 31, 2008, the number of record holders of our common shares was approximately 753.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED EQUITY SECURITIES.

In the year ending December 31, 2008, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

•	The Company issued 196,000,000 shares of Class A common stock, with a fair market value of $52,306 to an officer of the Company as repayment of $21,512 of a promissory note.

•	The Company issued 151,000,000 shares of Class A common stock to iVoice, Inc. for repayment of convertible promissory note, valued at $18,875.

DESCRIPTION OF SECURITIES

Pursuant to our certificate of incorporation, we are authorized to issue up to:  1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share, and 20,000,000 shares of Class C common stock, par value $.01 per share. Below is a description of the Company’s outstanding securities, including Class A common stock, Class B common stock, Class C common stock, options, warrants and debt.

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

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2008, SpeechSwitch has not issued any shares of Preferred Stock. SpeechSwitch has no current plans to issue any shares of preferred stock.

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

As of December 31, 2008, we had 1,400,096,193 shares of Class A common stock issued and outstanding.

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

As of December 31, 2008, there were 50,000,000 shares of our Class B Common Stock authorized and no shares were issued or outstanding.

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

As of December 31, 2008, there were 20,000,000 shares of our Class C Common Stock authorized and no shares were issued or outstanding.

OPTIONS AND WARRANTS

During the year ended December 31, 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (the “Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock.

The Company did not issue any stock options for the years ended December 31, 2008 and 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Shares to be issued upon exercise of outstanding options, warrants or stock rights (#)	Weighted average exercise price ($)	Number of Securities Available for Future Issuance (#)
Approved by Shareholders:
Stock Incentive Plan	0	n/a	0

Not approved by Shareholders:
Stock Incentive Plan	0	n/a	2,000,000
The SpeechSwitch, Inc. 2005 Stock Incentive Plan (the “Plan”) was approved by the Board of Directors, and became effective, on December 12, 2005.  The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company’s Class A Common Stock, no par value per share, as determined by the Board from time to time.  The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of SpeechSwitch and its subsidiaries; (ii) assist SpeechSwitch in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of SpeechSwitch’s stockholders.  Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan.  Under the Plan, the Board may provide for the issuance of shares of the Company’s Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered.

The SpeechSwitch, Inc. 2005 Directors’ and Officers’ Stock Incentive Plan (the “D&O Plan”) was approved by the Board of Directors, and became effective, on December 12, 2005.  The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company’s Class A Common Stock, no par value per share, as determined by the Board from time to time.  The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company’s stockholders..  Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan.  Under the D&O Plan, the Board may provide for the issuance of shares of the Company’s Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered.

The Company did not issue any stock options or shares under either stock incentive plans listed above for the years ended December 31, 2008 and 2007.

The Company had no outstanding equity awards for its executive officers at the end of the most recent completed fiscal year.

DEBT

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) (“YA Global”) for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year Ended December 31, 2008 as Compared with the Year Ended December 31, 2007

All revenues reported by SpeechSwitch during the period are derived from the license of our speech recognition software product installations and maintenance.  Total revenues for the years ended December 31, 2008 declined $15,122 (22%) to $53,759 from $68,881 for the year ended December 31, 2007. The low sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products.  See "Liquidity and Capital Resources”.

Gross margin decreased $6,975 (15.5%) to $37,990 for the year ended December 31, 2008 as compared to $44,965 for the year ended December 31, 2007.  Gross margin decreased primarily as a result of the lower sales.

Total operating expenses decreased $218,437 (35.6%) to $394,394 for the year ended December 31, 2008 as compared to $613,371 for the year ended December 31, 2007. This decrease for the year is primarily attributable to the decreases across the board for salaries, benefits, professional fees, investor relations and research and development expenses as the Company curtails the spending due to lack of new funding.

Total other income (expense) for the year ended December 31, 2008 was an income of $1,211,397 as compared to an expense of $1,752,827 for the year ended December 31, 2007, for an increase of $2,967,224. This increase is primarily attributed to the gain on valuation of derivative offset by higher amortization of the debt discount, higher interest expense and lower other income.

Net income for the year ended December 31, 2008 was $854,453 as compared to a net loss of $2,321,233 for the year ended December 31, 2007. The increase in net income of $3,175,686 was the result of the factors discussed above.

As of December 31, 2008, SpeechSwitch had 1 full-time employees and 1 part-time employee.

Liquidity and Capital Resources

To date, SpeechSwitch has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $1,000,000 in exchange for a previously issued promissory note for the same amount.

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

During the year ended December 31, 2008, the Company had a net decrease in cash of $177,210.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities.  The Company used $176,275 in cash for operating activities in the year ended December 31, 2008 as compared to using $169,658 for the year ended December 31, 2007.  This was primarily the result of reduced availability of credit by the Company’s vendors.

Cash provided by financing activities.  Financing activities for the year ended December 31, 2008 used $935 in cash as compared activities that provided $99,332 in 2007. This decrease is primarily due to the lower net proceeds from the issuance of common stock through equity financing with YA Global Investments and the repayment of notes. The Company received net proceeds of $30,065 from the issuance of common stock through the equity financing with YA Global Investments for the year ended December 31, 2008 as compared to net proceeds of $106,332 for the year ended December 31, 2007.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2008.

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

Revenue Recognition

With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

With respect to customer support services, upon the completion of one year from the date of sale, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenues and recognized over the respective terms of the agreements.

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) services. Presently, 100% of the revenues reported by the Company are derived from the licensing of the Company’s speech recognition software. No revenues have been derived from the sale of optional customer support services. The Company’s standard license agreement provides for a one-time fee for use of the Company’s product in perpetuity for each computer or CPU in which the software will reside. The Company’s software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer’s option upon the completion of the first year licensed.

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2008 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

a)
The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)
The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting tentatively beginning with our annual report for the year ended December 31, 2009.

Changes in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K.  There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Risk factors related to controls and procedures

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a deficiency in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a deficiency in the Company's internal controls. The Company intends to remedy this deficiency by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this deficiency will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SpeechSwitch's board of directors consists of one director. Listed below is certain information concerning individuals who currently serve as directors and executive officers of SpeechSwitch.

Name	Age at December 31, 2008	Position with SpeechSwitch, Inc.	Term

Jerome R. Mahoney	48	Non-Executive Chairman of the Board	8/04 - 2/08

Mark Meller	49	Director	2/08 - 10/08

Bruce R. Knef	52	Director, President, Chief Executive	11/04 - 6/09
		Officer and Chief Financial Officer

Kenneth P. Glynn	61	Director, President, Chief Executive	6/09 - present
		Officer and Chief Financial Officer

Jerome R. Mahoney. Mr. Mahoney has served as the President, Chief Executive Officer and Secretary of B Green Innovations, Inc. since August 30, 2006.  Mr. Mahoney formerly served as Non-Executive Chairman of the Board of B Green Innovations, Inc.  He has been President, Chief Executive Officer and director of iVoice, Inc. since May 21, 1999.  Mr. Mahoney was also the Chairman of the Board of Trey Resources, Inc. and had been a director of Trey Resources from January 1, 2002 until May 2009.  He was also the Non-Executive Chairman of the Board of SpeechSwitch, Inc. and had been a director of SpeechSwitch from August 2004 until January 2008.  He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. through February 13, 2007 and had been a director of Deep Field Technologies from August 2004 through February 2007.

Mark Meller. Mr. Meller has been the President, Chief Financial Officer and Director since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004. He became Chairman of the Board on May 10, 2009. From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. Since December 15, 2004, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend and Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. He is a member of the New York State Bar.

Bruce R. Knef.  Mr. Knef was SpeechSwitch’s President and Chief Executive Officer and a director from November 2004 until June 2009.

Kenneth P. Glynn.  Mr. Glynn has served as the Company’s President and Chief Executive Officer and a director since June 2009.  Mr. Glynn has served as  President and founder of Kenergy Development Corp. since January 2009.  Mr. Glynn has served as President of GlynnTech, Inc. for over ten years.
The members of the Board of Directors do not receive additional remuneration for serving on the Board of Directors.

AUDIT COMMITTEE

At various times during 2008, Mr. Mahoney, Mr. Meller and Mr. Knef served on the Audit Committee. At December 31, 2008, the Audit Committee consisted solely of Mr. Knef.  The Audit Committee has no independent members and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  The Company at present due to its size, cannot attract a financial expert to sit on its Board of Directors.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting.  The Audit Committee did not meet in 2008. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

CORPORATE GOVERNANCE

Director Independence

As of the date of this filing, SpeechSwitch’s board of directors currently consists of Kenneth P. Glynn. Mr. Glynn is not considered an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

Audit Committee

As of the date of this filing, SpeechSwitch’s audit committee currently consists of Mr. Glynn. Mr. Glynn is not considered an “independent member” of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only one member.  Due to the Company’s size, it finds it difficult to attract individuals who would be willing to accept membership on the Company’s Board of Directors.  Therefore, with only one member of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As the Company has no class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) there was no required to file Forms 3,4 or 5, as required by Section 16(a) of the Exchange Act.

Code of Ethics

The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer and is attached to this Report as an exhibit. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters. The Code of Ethics was adopted by the Board of Directors on March 23, 2006.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	All Other Compensation ($)	Total Compensation ($)

Bruce Knef(1)	2008	$66,067	$10,080(2)	$76,147
President and Chief	2007	$92,014	$5,157(3)	$97,171
Executive Officer

(1)
Mr. Knef had served as our President and Chief Executive Officer from November 3, 2004 until April 15, 2009. Mr. Knef’s employment contracts are for a term of one-year at a base salary of $85,000 per year and Mr. Knef can earn commissions based on the Company achieving certain levels of sales.

(2)
Mr. Knef received 126,000,000 shares of Class A common stock of the Company with a fair market value of $16,380 for compensation expense of $10,080. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $6,300.

(3)
Mr. Knef received 7,162,654 shares of Class A common stock of the Company with a fair market value of $11,581 for compensation expense of $5,157. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $6,424.

Compensation of Directors

The following table sets forth compensation information for services rendered by our directors during the last completed fiscal year. The following information includes the dollar value of fees earned or paid in cash and certain other compensation, if any, whether paid or deferred.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total Compensation ($)

Jerome R. Mahoney, Non-Executive Chairman of the Board(1)	2008	$7,702(2)	$52,512(3)	$60,214
Mark Meller(4)	2008	$0	$0	$0

(1)
Mr. Mahoney had served as our Non-Executive Chairman of the Board from August 3, 2004 to February 8, 2008, at a salary of $85,000 for the first year with an annual increases based on the Consumer Price Index every year thereafter.

(2)	For the year ended December 31, 2008, $7,702 were accrued and unpaid.

(3)
Mr. Mahoney received 196,000,000 shares of Class A common stock with a fair market value of $52,306 to reduce the promissory note by $21,512. The difference in the market value and the loan reduction was appropriately charged to beneficial interest in the amount of $30,794. In addition, Mr. Mahoney received $31,000 in cash to reduce the promissory note.

(4)	Mr. Meller received no compensation for his service as a director.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY- End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

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

In the event Mr. Mahoney’s employment agreement is terminated by SpeechSwitch for cause or due to Mr. Mahoney’s disability or retirement, SpeechSwitch will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. Under his agreement, “cause” means (1) the willful and continued failure of Mr. Mahoney to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Mahoney by the Company’s board of directors, (2) the willful engaging by Mr. Mahoney in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Mahoney of a felony, which is limited solely to a crime that relates to the business operations of the Company or that results in his being unable to substantially carry out his duties as set forth in the agreement, or (4) the commission of any act by Mr. Mahoney against the Company that may be construed as embezzlement, larceny, and/or grand larceny.  However, Mr. Mahoney will not be deemed to have been terminated for cause unless the board of directors determines, by a vote of at least 75% of the members of the board of directors that Mr. Mahoney was guilty of conduct described in items (1), (2) or (4) above.  As the board of directors consists solely of Mr. Mahoney and Mr. Knef, Mr. Mahoney, pursuant to his employment agreement, would be required to recuse himself from any discussions or vote regarding any potential termination, Mr. Knef would be required to determine, in accordance with his fiduciary duties as a board member, if Mr. Mahoney should be terminated for cause.

In the event Mr. Mahoney’s employment agreement is terminated due to Mr. Mahoney’s death, SpeechSwitch will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement. In the event Mr. Mahoney’s employment agreement is terminated by SpeechSwitch within three years following a change in control, as defined in the employment agreement, or by Mr. Mahoney for good reason within three years following a change in control, Mr. Mahoney will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of the average amount of his gross income for services rendered to SpeechSwitch in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by SpeechSwitch).  Under his employment agreement, “good reason” means, among other things, (1) any limitation on Mr. Mahoney’s powers as Chairman of the Board, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement.  The employment agreement restricts Mr. Mahoney from competing with SpeechSwitch during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Mahoney is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year.

On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company.

Bruce Knef

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004.  Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef will serve as SpeechSwitch’s President and Chief Executive Officer until November 7, 2007.  As consideration, SpeechSwitch agreed to pay Mr. Knef a base salary of $85,000 during the term.  In addition, SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch.  If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company.  If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Knef’s aggregate bonus will be reduced by 35%.  Pursuant to an amendment to the employment agreement entered into on November 22, 2006, SpeechSwitch also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company’s Class A common stock issued under the 2005 Directors’ and Officers’ Stock Incentive Plan.

In the event Mr. Knef’s employment agreement is terminated due to his death or disability or by SpeechSwitch with or without cause, Mr. Knef will receive the portion of his salary earned up until the date of his termination. Under his agreement, “cause” means (1) any material breach of the agreement by Mr. Knef, (2) Mr. Knef’s failure to perform his duties under the employment agreement to the reasonable satisfaction of the board of directors, (3) any material act, or material failure to act, by Mr. Knef in bad faith and to the material detriment of the Company, (4) commission of a material act involving moral turpitude, dishonesty, unethical business conduct, or any other conduct which significantly impairs the reputation of the Company, its subsidiaries or affiliates or (5) the conviction of Mr. Knef of a felony.  The employment agreement restricts Mr. Knef from competing with SpeechSwitch during the term of the agreement and for eighteen months after he is no longer employed by the Company.

On April 15, 2009, the Company accepted the resignation of Mr. Knef as president and CEO or the Company. In addition, on June 17, 2009, the Company accepted the resignation of Mr. Knef as a member of the Board of Directors.

In addition, on August 5, 2005, Mr. Mahoney and Mr. Knef entered into a voting agreement pursuant to which they agree to vote their respective shares in favor of any proposal that is submitted to the Company’s shareholders for approval by a unanimous vote or consent of the Board of Directors of the Company.  In connection with such voting agreement, Mr. Knef has granted an irrevocable proxy with a term of ten years to Mr. Mahoney (or his designee) to vote and exercise all voting and related rights with respect to shares of the Company’s Class B Common Stock and Class A Common Stock that are owned at any time by Mr. Knef.  The irrevocable proxy is terminable only upon the written consent of Mr. Mahoney.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2008, information with respect to the beneficial ownership of our voting securities by (i) each person known by us to beneficially own more than five percent of the voting securities, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

As of December 31, 2008 a total of 1,400,096,193 shares of Class A Common Stock outstanding and no shares of our Class B Common Stock were outstanding.  Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  Every holder of the outstanding shares of the Class B Common Stock Shares has voting rights equal to 100 shares of Class A Common Stock.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 2008, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name	Title of Class	Common Stock Beneficially Owned	Percentage Ownership(1)
Bruce R. Knef,	Class A Common Stock	126,000,000	9%
Director, President and Chief	Class B Common Stock	0	0%
Executive Officer	Class C Common Stock	0	0%

Jerome R. Mahoney,	Class A Common Stock	48,064,100(2)	3%(2)
Non-Executive Chairman of	Class B Common Stock	480,582(3)	100%(3)
The Board	Class C Common Stock	0	0%

YA Global Investments LP	Class A Common Stock	12,232,461,538(4)	90%(4)
101 Hudson Street, Suite 3700	Class B Common Stock	0	0%
Jersey City, NJ 07302	Class C Common Stock	0	0%

All directors and executive	Class A Common Stock	126,000,000	0%
officers as a group	Class B Common Stock	0	0%
	Class C Common Stock	0	0%

(1) Percentage ownership of SpeechSwitch Class A Common Stock is based on 1,400,096,193 shares of SpeechSwitch Class A Common Stock issued and outstanding as of December 31, 2008.

(2) Includes: a) 6,000 shares of Class A common stock owned and b) gives the effect to the right of Mr. Mahoney, pursuant to a promissory note executed by SpeechSwitch in favor of Mr. Mahoney in the amount of $480,581 ($391,666 of indebtedness and deferred compensation plus accrued and unpaid interest of $88,915) to convert amounts owing under such promissory note, into 480,581 shares of Class B Common Stock which have voting rights equal to 100 shares of our Class A Common Stock.

(3) Mr. Mahoney may at his option convert the $391,666 promissory note plus accrued interest of $88,915 held by him into 480,582 shares of Class B Common Stock of SpeechSwitch at a rate of one dollar per share. In addition, these Class B Common Stock are convertible into approximately 4,621,000,000 shares of our Class A Common Stock, which is at a rate equal to 80% of the lowest price that SpeechSwitch issues shares of Class A Common Stock subsequent to the date of the note.

(4) Gives the effect to the right of YA Global Investments, pursuant to the convertible debenture sold to YA Global Investments in the amount of $1,272,176 ($921,340 of indebtedness plus accrued and unpaid interest of $350,836) to convert amounts owing under such convertible debenture, into 12,232,461,538 shares of our Class A Common Stock, which is at a rate equal to 80% of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Mr. Mahoney agreed to forego receiving any shares of SpeechSwitch’s Class A Common Stock or Class B Common Stock he would otherwise have been entitled to receive in the Distribution by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

SpeechSwitch entered into an employment agreement with Mr. Knef, its President and Chief Executive Officer, respectively, as of November 8, 2004. SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch.  If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company.  If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Knef’s aggregate bonus will be reduced by 35%.  Pursuant to an amendment to the employment agreement entered into on November 22, 2006, SpeechSwitch also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company’s Class A common stock issued under the 2005 Directors’ and Officers’ Stock Incentive Plan. SpeechSwitch believes that the compensation provided to Mr. Knef is commensurate with compensation levels paid by other companies to management having equivalent experiences and capabilities. See “SpeechSwitch’s Directors and Executive Officers - Employment Agreements” for additional information regarding the terms of the employment agreements with Mr. Knef.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $79,936 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2008 and December 31, 2007 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit Fees	$12,000	$19,000

Audit - Related Fees	-0-	-0-

Tax fees	-0-	$ 250

All Other Fees	-0-	-0-

Total	$12,000	$19,250

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.  The tax fees listed above were not approved by the Audit Committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as part of the report

1.	All financial statements schedules required to be filed by Item 8 of this Report

2.	Those exhibits required by Item 601 of Regulation S-K (17 CFR 229.601) and by paragraph (b) below.

(b)	Exhibits

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

4.1*	SpeechSwitch, Inc. 2005 Stock Incentive Plan filed on Form S-8 as Exhibit 4.1 filed with the Commission on June 22, 2007 and incorporated herein by reference.

4.2*	SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan filed on Form S-8 as Exhibit 4.2 filed with the Commission on June 22, 2007 and incorporated herein by reference.

10.1*
$1,000,000 Secured Convertible Debenture dated March 30, 2007 between SpeechSwitch, Inc and YA Global Investments (f/k/a/ YA Global Investments (f/k/a Cornell Capital Partners) (filed as Exhibit 10.1 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.2*
Irrevocable Transfer Agent Instructions by and among SpeechSwitch, Inc., YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) and  Fidelity Transfer  Company (filed as Exhibit 10.2 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.3*
Amendment to Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005 between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit  to  SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.4*	Security Agreement dated May 8, 2007 between SpeechSwitch, Inc. and Jerome Mahoney. (filed as Exhibit 10.4 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.5*
Investor Relations Agreement dated May 4, 2007 by and between the SpeechSwitch, Inc and StoneRidge Capital, LLC, d/b/a UpTick ("UpTick"). (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 8-K filed on May 16, 2007 and incorporated herein by reference.

10.6*
Consulting Agreement between SpeechSwitch, Inc. and Jerome Mahoney dated February 1, 2008. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 100-Q filed on May 15, 2008 and incorporated herein by reference.)

10.7	Amendment No. 1 to Administrative Services Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. filed herein.

10.8	Convertible Promissory Note from SpeechSwitch, Inc. to iVoice, Inc, dated March 5, 2008 filed herein.

10.9	Security Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. filed herein.

14*	Code of Ethics filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
* Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SpeechSwitch, Inc.	November 12, 2010

By:	/s/ Kenneth P. Glynn
Kenneth P. Glynn
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of  the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth P. Glynn	November 10, 2010
Kenneth P. Glynn
President, Chief Executive Officer, Chief Financial Officer and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

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

4.1*	SpeechSwitch, Inc. 2005 Stock Incentive Plan filed on Form S-8 as Exhibit 4.1 filed with the Commission on June 22, 2007 and incorporated herein by reference.

4.2*	SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan filed on Form S-8 as Exhibit 4.2 filed with the Commission on June 22, 2007 and incorporated herein by reference.

10.1*
$1,000,000 Secured Convertible Debenture dated March 30, 2007 between SpeechSwitch, Inc and YA Global Investments (f/k/a/ YA Global Investments (f/k/a Cornell Capital Partners) (filed as Exhibit 10.1 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.2*
Irrevocable Transfer Agent Instructions by and among SpeechSwitch, Inc., YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) and  Fidelity Transfer  Company (filed as Exhibit 10.2 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.3*
Amendment to Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005 between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit  to  SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.4*	Security Agreement dated May 8, 2007 between SpeechSwitch, Inc. and Jerome Mahoney. (filed as Exhibit 10.4 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.5*
Investor Relations Agreement dated May 4, 2007 by and between the SpeechSwitch, Inc and StoneRidge Capital, LLC, d/b/a UpTick ("UpTick"). (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 8-K filed on May 16, 2007 and incorporated herein by reference.

10.6*
Consulting Agreement between SpeechSwitch, Inc. and Jerome Mahoney dated February 1, 2008. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 100-Q filed on May 15, 2008 and incorporated herein by reference.)

10.7	Amendment No. 1 to Administrative Services Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. filed herein.

10.8	Convertible Promissory Note from SpeechSwitch, Inc. to iVoice, Inc, dated March 5, 2008 filed herein.

10.9	Security Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. filed herein.

14*	Code of Ethics filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
*   Previously filed.

SPEECHSWITCH, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

SPEECHSWITCH, INC.

FINANCIAL STATEMENTS

SPEECHSWITCH, INC.

Balance Sheets as of December 31

ASSETS	2008 Unaudited	2007 Audited
Current assets:
Cash and cash equivalents	$8,371	$185,581
Accounts receivable, net of allowance for doubtful
accounts of $2,862	617	5,500
Prepaid expenses and other	904	11,115
Total current assets	9,892	202,196
Intangible assets, net	2,315	5,720

Total assets	$12,207	$207,916
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$682,366	$670,527
Due to related parties	319,910	227,482
Deferred maintenance contracts	3,786	5,291
Notes payable to related parties	71,756	124,268
Convertible promissory note, net of unamortized debt discount of $66,759	13,177	-
Convertible debenture, net of unamortized debt discount of $381,650 and $729,419, respectively	539,690	245,821
Derivative liability	935,451	2,536,646
Total current liabilities	2,566,136	3,810,035
Commitments Stockholders’ Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 1,400,096,193 shares issued and outstanding at December 31, 2008; 383,858,924 shares issued and outstanding at December 31, 2007	806,814	606,787
Class B - $.01 par value; authorized 50,000,000 Shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,119,085	2,125,375
Accumulated deficit	(5,479,828)	(6,334,281)
Total stockholders’ deficit	(2,553,929)	(3,602,119)

Total liabilities and stockholders’ deficit	$12,207	$207,916

The accompanying notes are an integral part of the financial statements

SPEECHSWITCH, INC.
Statements of Operations
For the Years Ended December 31

	2008 Unaudited	2007 Audited

Net sales	$53,759	$68,881

Cost of sales	15,769	23,916

Gross profit	37,990	44,965

Operating expenses:
Selling and marketing expenses	67,087	119,097
General and administrative expenses	272,385	413,709
Depreciation and amortization	3,405	3,405
Research and development expenses	52,057	77,160

Total operating expenses	394,934	613,371

Loss from operations	(356,944)	(568,406)

Other income/(expense):
Interest income	1,529	2,319
Interest expense	(142,021)	(115,341)
Other income	31,704	167,422
Amortization of debt discount	(360,946)	(270,581)
Gain (loss) on valuation of derivative	1,681,131	(1,536,646)

Total other income (expense)	1,211,397	(1,752,827)

Gain (loss) before provision for income taxes	854,453	(2,321,233)

Provision for income taxes	-	-
Net income (loss) attributable to common shares	$854,453	$(2,321,233)

Basic income (loss) per common share	$0.00	$(0.02)
Diluted income (loss) per common share	$0.00	$(0.02)

Weighted average number of shares outstanding:
Basic	1,043,665,103	105,265,140
Diluted	10,000,000,000	105,265,140

The accompanying notes are an integral part of the financial statements.

SPEECHSWITCH, INC.
Statements of Changes in Stockholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2007	-	$-	30,640,651	$343,311	-	$-	-	$-	$2,147,688	$(4,013,048)	$(1,522,049)

Issuance of common stock pursuant to terms of the Equity Line of Credit with YA Global	-	-	213,666,729	128,645	-	-	-	-	(22,313)	-	106,332
Common stock issued for repayment of convertible debenture	-	-	63,288,890	32,425	-	-	-	-	-	-	32,425
Common stock issued for repayment of debt	-	-	44,200,000	26,771	-	-	-	-	-	-	26,771
Common stock issued for legal fees	-	-	7,900,000	14,436	-	-	-	-	-	-	14,436
Common stock issued for investor relations costs and consulting fees	-	-	17,000,000	51,000	-	-	-	-	-	-	51,000
Common stock issued in lieu of cash compensation	-	-	7,162,654	10,199	-	-	-	-	-	-	10,199
Net loss for the year ended December, 31, 2007	-	-	-	-	-	-	-	-	-	(2,321,233)	(2,321,233)
Balance at December 31, 2007	-	-	383,858,924	606,787	-	-	-	-	2,125,375	(6,334,281)	(3,602,119)

Issuance of common stock pursuant to terms of the Equity Line of Credit with YA Global (f/k/a/ Cornell Capital Partners)	-	-	134,770,603	36,355	-	-	-	-	(6,290)	-	30,065
Common stock issued for repayment of convertible debenture	-	-	408,466,666	76,111	-	-	-	-	-	-	76,111
Common stock issued for repayment of promissory note	-	-	151,000,000	18,875	-	-	-	-	-	-	18,875
Common stock issued for repayment of debt	-	-	196,000,000	52,306	-	-	-	-	-	-	52,306
Common stock issued in lieu of cash compensation	-	-	126,000,000	16,380	-	-	-	-	-	-	16,380
Net income for the year ended December, 31, 2008	-	-	-	-	-	-	-	-	-	854,453	854,453
Balance at December 31, 2008	-	$-	1,400,096,193	$806,814	-	$-	-	$-	$2,119,085	$(5,479,828)	$(2,553,929)

The accompanying notes are an integral part of the financial statements.

SPEECHSWITCH, INC.
Statements of Cash Flows
For the Years Ended December 31

	2008 Unaudited	2007 Audited
Cash flows from operating activities:
Net income (loss)	$854,453	$(2,321,233)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Amortization of intangibles	3,405	3,405
(Gain) loss on valuation of derivative	(1,681,131)	1,536,646
Amortization of discount on debt	360,946	270,581
Beneficial interest on conversion of debt	66,100	22,328
Common stock issued for investor relations costs	-	21,000
Common stock issued for consulting services	-	30,000
Common stock issued for compensation	10,080	10,199
Common stock issued for legal fees	-	14,436

Changes in certain assets and liabilities:
Decrease in accounts receivable	4,883	8,801
Decrease (increase) in prepaid expenses	10,211	(2,140)
Increase in accounts payable and
accrued expenses	103,855	159,996
Increase in due to related parties	92,428	72,569
(Decrease) increase in deferred maintenance contracts	(1,505)	3,754

Net cash (used in) operating activities	(176,275)	(169,658)

Cash flows from financing activities:
Issuance of common stock through equity financing	30,065	106,332
Repayment of notes payable to related party	(31,000)	(7,000)

Net cash provided by (used in) financing activities	(935)	99,332

Net (decrease) in cash and cash equivalents	(177,210)	(70,326)

Cash and cash equivalents, beginning of year	185,581	255,907

Cash and cash equivalents, end of year	$8,371	$185,581

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:
Taxes Paid	$-	$-
Interest Paid	$-	$-

Non cash transactions:
Note payable converted to convertible debenture	$-	$1,000,000
Accounts payable converted to convertible promissory note	$92,016	$-

The accompanying notes are an integral part of the financial statements.

SPEECHSWITCH, INC.
Statements of Cash Flows (Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Year Ended December 31, 2008:

a) The Company issued 126,000,000 shares of Class A common stock of the Company with a fair market value of $16,380 to an officer of the Company for compensation expense of $10,080. The difference in the market value and the value of the services was charged to beneficial interest in the amount of $6,300.

b) The Company issued 196,000,000 shares of Class A common stock with a fair market value of $52,306 to an officer to reduce the promissory note by $21,512. The difference in the market value and the loan reduction was charged to beneficial interest in the amount of $30,794.

c) The Company issued 134,770,603 shares of Class A common stock for fees pursuant to the Equity Line of Credit with YA Global Investments valued at $36,355. Issuance costs of $6,290 were incurred and charged to additional paid-in capital.

d) The Company issued 408,466,666 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $76,111 to reduce the convertible debenture by $53,900. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $22,211.

e) The Company issued 151,000,000 shares of Class A common stock with a fair market value of $18,875 to iVoice, Inc. to reduce the convertible promissory note by $12,080. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $6,795.

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

f) The Company issued 213,666,729 shares of Class A common stock for fees pursuant to the Equity Line of Credit with YA Global Investments (f/k/a Cornell Capital Partners) valued at $128,645. Issuance costs of $22,313 were incurred and charged to additional paid-in capital.

g) The Company issued 63,288,890 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $32,425. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $6,965.

The accompanying notes are an integral part of the financial statements.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

NOTE 1 - BACKGROUND

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

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

As of December 31, 2008, the Company had a negative cash flow from operations, negative working capital and limited availability to raise new capital.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses.  For the years ended December 31, 2008 and 2007, advertising expense amounted to $541 and $1,914, respectively.

g)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008 and 2007.

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

j) Intangible Assets

In May and December 2003, the Company was issued two patents by the U.S. Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer.  The patents expire 20 years from the date of the original patent filings.  All accumulated costs incurred with respect to the Company's patent filings have been capitalized.  Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents.  All capitalized intangibles have been reviewed for impairment.  In doing so, management has determined there has been no impairment of the intangible assets at December 31, 2008.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

k) Income (loss) per Share

Basic and diluted net income (loss) per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share.”  The Company’s basic income (loss) per common share is based on net income or loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income or loss per common share is based on net income or loss, divided by the weighted average number of common shares outstanding during the year, including common share equivalents, such as outstanding stock options.  Diluted loss per share for the year ended December 31, 2007 does not include common stock equivalents, as these shares would be anti-dilutive. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as these shares that would have an anti-dilutive effect.

The computation of income (loss) per share is as follows:

	December 31, 2008	December 31, 2007
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$854,453	$(2,321,233)
Weighted-average common shares outstanding	1,043,665,103	105,265,140
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.02)

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$854,453	$(2,321,233)
Weighted-average common shares outstanding	1,043,665,103	105,265,140
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	8,856,334,897	--
Weighted-average common shares outstanding	10,000,000,000	105,265,140
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.02)

The Company had common stock equivalents in excess of its authorized capital at December 31, 2008, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 10,901,903,565 at December 31, 2008.

l) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of December 31, 2008 and 2007, the Company believes it has no significant risk related to its concentration within its accounts receivable.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at December 31, 2008 and 2007 were $0 and $85,581, respectively.

m)    Derivative Liabilities

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended December 31, 2008 and 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Investments (“YA Global”) Convertible Debentures and iVoice Convertible Promissory Notes.

n)    Fair Value of Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2008 and 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

o)    Recent Accounting Pronouncements

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company's financial position or results of operations.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have an impact on the Company's financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The adoption of EITF 06-11 did not have an impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective beginning January 1, 2009. The adoption of SFAS 160 will not have an impact on the Company’s financial statements.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis had a material impact on the Company's financial statements. See Note 4 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's consolidated financial statements, as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). This statement provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 will not have a material effect on our financial statements.

NOTE 5  - FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007.

December 31, 2008

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$13,177	$-	$13,177
Note payable to related parties	-	71,756	-	71,756
Convertible debentures	-	539,690	-	539,690
Derivative liabilities	-	935,451	-	935,451
Total Liabilities	$-	$1,560,074	$-	$1,560,074

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

December 31, 2007

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Note payable to related parties	$-	$124,268	$-	$124,268
Convertible debentures	-	245,821	-	245,821
Derivative liabilities	-	2,536,646	-	2,536,646
Total Liabilities	$-	$2,906,735	$-	$2,906,735

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. These assets are reflected at cost, net of accumulated amortization of $14,710.  The net value of intangible assets was $2,315 and $5,720 at December 31, 2008 and 2007, respectively.

In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired.  We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle.  The Company has determined no impairment of indefinite-lived intangible assets was necessary at December 31, 2008.

NOTE 7 - RELATED PARTY TRANSACTIONS

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice.  The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $50,952 and $50,652, respectively, for the years ended December 31, 2008 and 2007.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and was previously the non-executive Chairman of the Board of SpeechSwitch.  This amount is related to funds loaned to iVoice and is unrelated to the operations of SpeechSwitch.  The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. During the year ended December 31, 2008, Mr. Mahoney received 196,000,000 shares of Class A common stock as a repayment of $21,512 and received cash payments of $31,000 to reduce the promissory note. As of December 31, 2008, the outstanding balance due to Mr. Mahoney is $71,756 plus accrued interest of $88,915. As of December 31, 2007, the outstanding balance due to Mr. Mahoney is $124,268 plus accrued interest of $62,553.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

SpeechSwitch entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004.  Mr. Mahoney will serve as SpeechSwitch’s Non-Executive Chairman of the Board for a term of five years.  As consideration, SpeechSwitch agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  SpeechSwitch also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by SpeechSwitch in a merger or acquisition completed by the Company during the term of the agreement.  This bonus would be payable in the form of cash, debt, or shares of our Class B Common Stock at the option of Mr. Mahoney. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. For the one month ended January 31, 2008, Mr. Mahoney deferred $7,702 of his compensation. Effective February 1, 2008, Mr. Mahoney entered into a consulting arrangement with the Company and Mr. Mahoney will be paid $92,428 annually with an annual increase based upon the Consumer Price Index. Mr. Mahoney agrees to accept compensation in the form of Class B common stock in lieu of cash for as long as the Board of Directors decides in their sole discretion that the Company does not have the financial resources to pay Mr. Mahoney in cash. Mr. Mahoney deferred $84,726 of his consulting fees for the eleven months ended December 31, 2008. As of December 31, 2008 total deferred compensation and consulting fees due Mr. Mahoney was $319,910.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004.  Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef will serve as SpeechSwitch’s President and Chief Executive Officer until November 7, 2007. Mr. Knef continues to serve as President and Chief Executive Officer without a formal employment agreement. As consideration, SpeechSwitch agreed to pay Mr. Knef a base salary of $85,000 during the term.  In addition, SpeechSwitch agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by SpeechSwitch.  If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company.  If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Knef’s aggregate bonus will be reduced by 35%.  Pursuant to an amendment to the employment agreement entered into on November 22, 2006, SpeechSwitch also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company’s Class A common stock issued under the 2005 Directors’ and Officers’ Stock Incentive Plan.

NOTE 8 – CONVERTIBLE PROMISSORY NOTE AND DERIVATIVE LIABILITY

SpeechSwitch, Inc. has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. For the period ended December 31, 2008, unpaid administrative services in the amount of $42,210 were added to the original convertible promissory note of $50,652.

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or its assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

During the year ended December 31, 2008, the Company issued 151,000,000 shares of Class A common stock with a fair value of $18,875 to reduce the convertible promissory note in the amount of $12,080. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $6,795.

As of December 31, 2008, the outstanding balance on the Convertible Promissory Note was $79,936.

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

The promissory note holders have a security interest in substantially all of the assets of the Company.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a  derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. At March 5, 2008 the Company recorded the conversion options as a liability of $118,182, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the year ended December 31, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $37,827. The fair value of the embedded conversion was estimated at the December 31, 2008 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 4.17 years; and volatility: 174.18%.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

NOTE 9 – CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) (“YA Global”) for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect.

During the year ended December 31, 2008, the Company issued 408,466,666 shares of Class A common stock with a fair value of $76,111 to reduce the convertible promissory note in the amount of $53,900. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $22,211.

The debenture is secured by substantially all of the assets of the Company.  As of December 31, 2008 and 2007, the outstanding balance on the Convertible Debenture was $921,340 and $975,240, respectively.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the year ended December 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,718,958. For the year ended December 31, 2007, the Company recorded a Loss on Valuation of Derivative in the amount of $1,536,646.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

Additionally, on March 30, 2007, the Company, YA Global and the Company's transfer agent, Fidelity Transfer Company, entered into an Irrevocable Transfer Agent Instructions related to the conversion of the Debenture.

NOTE 10 – STANDBY EQUITY DISTRIBUTION AGREEMENT

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA”) with YA Global Investments (f/k/a/ Cornell Capital Partners) (“YA Global”) (was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company’s Class A Common Stock (the “Common Stock”) over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company’s Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA.  In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of December 31, 2008, the Company has sold in the aggregate 358,862,703 shares of Class A Common Stock to YA Global  for proceeds of $265,199, which are net of fees and discounts of $52,322.

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of December 31, 2008, SpeechSwitch has not issued any shares of Preferred Stock.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

b) Class A Common Stock

As of December 31, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,400,096,193 shares were issued and outstanding.

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

For the year ended December 31, 2008, the Company had the following transactions in its Class A common stock:

•
The Company issued 126,000,000 shares of Class A common stock of the Company to a director and officer of the Company for payment compensation in the amount of $10,080. The difference in the market value of the shares issued of $16,380 and the amount of compensation was charged to beneficial interest in the amount of $6,300.

•
The Company issued 196,000,000 shares of Class A common stock, with a fair market value of $52,306 to an officer of the Company as repayment of $21,512 of a promissory note.  The difference in the market value of the shares issued and the reduction in the loan was charged to beneficial interest in the amount of $30,794.

•	Pursuant to the terms of the Standby Equity Distribution Agreement, the Company issued 134,770,603 shares of Class A common stock to Y A Global Investments for the net proceeds of $30,065.
•
The Company issued 408,466,666 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $76,111. The difference in the market value and the reduction in debt of $53,900 was charged to beneficial interest in the amount of $22,211.

•
The Company issued 151,000,000 shares of Class A common stock to iVoice, Inc. for repayment of convertible promissory note, valued at $18,875. The difference in the market value and the reduction in debt of $12,080 was charged to beneficial interest in the amount of $6,795.

For the year ended December 31, 2007, the Company had the following transactions in its Class A common stock:

•
The Company issued 7,900,000 shares of Class A common stock, with a fair market value of $14,436 for legal services valued at $5,688 as repayment of accrued legal fees.  The difference in the market value and the value of the services was charged to beneficial interest in the amount of $8,748.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

•
The Company issued 44,200,000 shares of Class A common stock, with a fair market value of $26,771 to an officer of the Company as repayment of $12,108 of a promissory note.  The difference in the market value of the shares issued and the reduction in the loan was charged to beneficial interest in the amount of $14,663.

•
Pursuant to the terms of the Standby Equity Distribution Agreement, the Company issued 213,666,729 shares of Class A common stock toYA Global Investments (f/k/a/ Cornell Capital Partners) for the net proceeds of $106,332.

•	The Company issued 7,000,000 shares of Class A common stock of the Company as payment of Investor Relations fees, value of the stock was $21,000.
•	The Company issued 10,000,000 shares of Class A common stock of the Company as payment for consulting fees, value of the stock was $30,000.
•
The Company issued 7,162,654 shares of Class A common stock of the Company to a director and officer of the Company for payment compensation in the amount of $5,157. The difference in the market value of the shares issued and the amount of compensation was charged to beneficial interest in the amount of $6,424.

•
The Company issued 63,288,890 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $32,425. The difference in the market value and the reduction in debt was charged to beneficial interest in the amount of $6,965.

c) Class B Common Stock

As of December 31, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.  As of December 31, 2008, no shares were issued or outstanding.

d) Class C Common Stock

As of December 31, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of December 31, 2008, no shares were issued or outstanding.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

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

The Company did not issue any stock options for the years ended December 31, 2008 and 2007.

NOTE 13 -  INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2008	2007
Federal income tax rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(4.1)%	(4.1)%
Effect of valuation allowance	38.1%	38.1%
Effect income tax rate	0.0%	0.0%

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2008 and 2007 deferred tax assets consist of the following:

	2008	2007

Deferred tax assets	$598,000	$494,000
Less: Valuation allowance	(598,000)	(494,000)

Net deferred tax assets	$-0-	$-0-

At December 31, 2008 and 2007, the Company had federal net operating loss carryforwards in the approximate amount of $1,760,000 and $1,450,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 and 2007

NOTE 14 – SUBSEQUENT EVENTS

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

In September 2009, Kenneth P. Glynn established the Kenergy Scientific Group to seek new products to be sold under the Kenergy Scientific brand.  The Group acquired a small inventory of solar rechargeable lanterns for testing and eventual sales.

In June 2009, the company moved its headquarters from Matawan, NJ to Flemington, NJ.