Form 10-Q
period 2009-06-30
SpeechSwitch, Inc.
filed 2010-12-02
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

SPEECHSWITCH, INC.
(Exact name of the Registrant)

New Jersey	20-1862816
(State of Incorporation)	(I.R.S. Employer ID Number)

6 Minneakoning Road, Flemington, New Jersey	08822
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: 908-788-0077

Securities registered under 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes __  No _X_

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes __ No _X_

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes__ No _X_

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
1,400,096,193 shares of Class A Common stock, no par value as of June 30, 2009.
8,962,553,043 shares of Class A Common stock, no par value as of October 31, 2010.

SPEECHSWITCH, INC.
TABLE OF CONTENTS

		PAGE

	Part I – Financial Information

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets –
	June 30, 2009 (Unaudited) and December 31, 2008 (Unaudited)	1

	Condensed Statements of Operations -
	Six months and three months ended June 30, 2009 and 2008 (Unaudited)	2

	Condensed Statements of Cash Flows -
	Six months ended June 30, 2009 and 2008 (Unaudited)	3-4

	Notes to Condensed Financial Statements (Unaudited)	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	20-24

Item 4T.	Controls and Procedures	24

	Part II – Other Information

Item 1.	Legal Proceedings	25

Item 1a.	Risk Factors	25-26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Part 1.  Financial Statements

Item 1 - Financial Statements
SPEECHSWITCH, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$332	$8,371
Accounts receivable, net of allowance for doubtful accounts of $3,479 at June 30, 2009 and $2,862 at December 31, 2007	-	617
Prepaid expenses	-	904
Total current assets	332	9,892
Intangible assets, net	300,613	2,315

Total assets	$300,945	$12,207

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$678,614	$682,366
Due to related parties	319,910	319,910
Deferred maintenance contracts	3,483	3,786
Note payable to related parties	71,756	71,756
Promissory note due to related parties	337,000	-
Convertible promissory note, net of unamortized debt discount of $58,836 and $66,759, respectively	21,100	13,177
Convertible debenture, net of unamortized debt discount of $229,494 and $381,650, respectively	691,846	539,690
Derivative liabilities	346,278	935,451
Total current liabilities	2,469,987	2,566,136

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 1,400,096,193shares issued and outstanding	806,814	806,814
Class B - $.01 par value; authorized 50,000,000 Shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,119,085	2,119,085
Accumulated deficit	(5,094,941)	(5,479,828)
Total stockholders' deficit	(2,169,042)	(2,553,929)

Total liabilities and stockholders' deficit	$300,945	$12,207

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months Ended		Three months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales	$17,291	$23,431	$5,347	$17,395
Cost of sales	4,631	4,839	1,246	3,846

Gross margin	12,660	18,592	4,101	13,549

Operating expenses:
Selling and marketing expenses	--	43,814	--	22,199
General and administrative expenses	12,866	156,633	3,178	84,447
Depreciation and amortization	1,702	1,702	851	851
Engineering, research, & development	6,775	32,000	900	9,755

Total operating expenses	21,343	234,149	4,929	117,252

Loss from operations	(8,683)	(215,557)	(828)	(103,703)

Other income (expense):
Interest income	--	1,371	--	461
Interest expense	(35,524)	(92,053)	(18,257)	(27,888)
Amortization of debt discount	(160,079)	(208,726)	(80,482)	(100,312)
Gain on valuation of derivative	589,173	905,279	301,063	(560,098)

Total other income (expense)	393,570	605,871	202,324	(687,837)

Income (loss) from operations before Income taxes	384,887	390,314	201,496	(791,540)

Provision for income taxes	-	-	-		-

Net income (loss) attributable to common Shares	$384,887	$390,314	$201,496		$(791,540)

Basic income (loss) per common share	$0.00	$0.00	$0.00	$	(0.00)
Diluted income (loss) per common share	$0.00	$0.00	$0.00	$	(0.00)

Weighted average shares outstanding -
Basic	1,400,096,193	826,751,255	1,400,096,193		1,014,261,028
Diluted	10,000,000,000	10,000,000,000	10,000,000,000		1,014,261,028

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$384,887	$390,314
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	1,702	1,702
Gain on valuation of derivative	(589,173)	(905,279)
Amortization of debt discount	160,079	208,726
Beneficial interest on conversion of debt	-	54,050

Changes in assets and liabilities:
Decrease in accounts receivable	617	4,364
Decrease in prepaid expenses	904	8,306
Increase in accounts payable and accrued liabilities	(3,752)	55,510
Increase in amounts due to related parties	-	46,214
(Decrease) in deferred maintenance contracts	(303)	(2,307)

Net cash (used in) operating activities	(45,039)	(138,400)

Cash flows from investing activities:
Purchase of intangible assets from related parties	(300,000)	-

Net cash (used in) investing activities	(300,000)	-

Cash flows from financing activities:
Issuance of promissory notes - related party	337,000	-
Repayment of note payable – related party	-	(6,000)
Issuance of common stock through equity financing	-	30,065

Net cash provided by financing activities	337,000	24,065

Net (decrease) in cash and cash equivalents	(8,039)	(114,335)

Cash and cash equivalents at beginning of period	8,371	185,581

Cash and cash equivalents at end of period	$332	$71,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-Cash Transactions
Accounts Payable converted to Promissory Notes	$37,000	$67,535
Issuance of promissory note for purchase of intangible assets	$300,000	$-

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the six months ended June 30, 2009:

a)	The Company issued an aggregate of $37,000 of Promissory Notes to GlynnTech, Inc. to replace a like amount of current debt assumed by GlynnTech, Inc.

b)	The Company issued an aggregate of $300,000 of Promissory Notes to GlynnTech, Inc. to acquire a cancer treatment drug delivery system being developed and patented by GlynnTech, Inc.

For the six months ended June 30, 2008:

c)
The Company issued 408,466,666 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $76,111. The difference in the market value and the reduction in debt of $53,900 was charged to beneficial interest in the amount of $22,211.

d)
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

f)	The Company converted $67,535 of accounts payable into a convertible promissory note.

See accompanying notes to condensed financial statements

Note 1                      Background

SpeechSwitch, Inc. (the “Company”) was incorporated in New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice, Inc.  It was engaged in the design, manufacture, and marketing of specialized telecommunication equipment until mid-2009.  As of June 30, 2009, the Company employed 1 full-time employee and no part-time employees.  In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in June or July of 2010.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Note 2                      Business Operations

Products and Services

The following description of our business is intended to provide an understanding of our product and the direction of our initial marketing strategy.  As the new product development is in its early development stages, any focus described in the following pages may change and different initiatives may be pursued, at the discretion of Management.  Our areas of development and recent activities include:

(a)
On June 17, 2009, the Company acquired rights and ownership from Glynntech, Inc. (a legal affiliate due to involvement of Kenneth P. Glynn in both companies) of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents.  The sale was “at cost” of GlynnTech, Inc. in the amount of $425,000.00.  The Agreement called for $300,000.00 in one-year notes, and a balance of $125,000.00 only upon issuance of one or more patents (also to be paid with a one-year note upon issuance of a patent).  The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to SpeechSwitch, Inc.  The property is estimated to be valued at between $1.5 and $2 million.  Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high probability of successful sell out after an FDA application has been filed and after FDA approval.  It is intended that FDA filings will be made before December 31, 2010.

(b)
In the solar rechargeable products sector, candidates for future sales currently include an iPhone/iPod recharger; a solar powered recharger for the cell phones and PDA’s; a backpack solar recharger with chips for attachment to a backpack, a tent, an outdoor line, etc. with a storage pocket and an array of interchangeable connectors for diverse electronic devices; a solar powered lantern/flashlight; a solar powered radio/flashlight; a solar powered laptop recharger, and other devices.  Product launch on a majority of these items is set for July 1, 2010.  Product launch is expected to initially involve internet sales, with a roll-out to retail outlets.

(c)
In solar power energy production systems, the Company is reviewing numerous models of solar photovoltaic panels and converters, as well as unique aftermarket opportunities.  The Company intends to partner with installers and market home, office and commercial solar panels through various media.

(d)	In the wind power energy production systems, ten companies will review various microturbine products to represent and resell.

Distribution

Within one year the Company expects to have a viable website, representatives contracting major retailers and multimedia advertising for the solar powered rechargers and other products.  By December 31, 2010, the Company expects to have at least one retail store opening, as well as other products made from recycled materials and/or biodegradable materials in the marketplace.

Product Development

We currently have significant long term plans to engage in future research and development, to create valuable intellectual property rights and/or to launch new products.  The Company will acquire third party patent rights, develop its own patent rights and evolve both new product and intellectual property transfer (sale or license) opportunities.

Business Development

Business development objectives at SpeechSwitch will be to focus on the primary functions as listed below:

1.	Continuously develop product ideas, manufacturing and supply alliances;

2.	Expand sales opportunities through diverse resources;

3.	Develop retail outlets;

4.	Evolve franchising opportunities using company retail outlets as a base;

5.	Create a continuos flow of ideas and inventions to develop patent and/or new product opportunity

Strategic Alliances

SpeechSwitch’s business development efforts will seek to engage and secure strategic alliances with alternative energy related businesses and professional organizations in order to develop marketing programs that will expand market share for our products and develop brand recognition by entering into strategic alliances with companies that offer these products and/or services, the Company will accelerate its entry into various markets, while eliminating or reducing various training, learning curve, employee and overhead costs.

Manage OEM and Reseller Accounts

While we have traditionally sold our product primarily on a direct basis with our existing officers and employees fulfilling orders received by telephone and over the internet, we will seek to obtain new OEM and reseller relationships that will serve as an extension of our sales team which has yet to be hired.  We currently have no material strategic alliances with any OEMs or resellers, but will vigorously attempt to establish significant long term relationships of this type over the next 18 months.

Sales and Marketing

Sales will not be initiated until second or third quarter of 2010, due to research and development, product selections, product testing and other launch preparation.  Sales will be through the internet website to be developed, through third party retail and internet sites and through third party distributors.  In 2011, the Company is expected to expand its store plans to include franchised stores.

Intellectual Property Rights

The Company has acquired pending patent rights for the cancer treatment patent applications, two applications have a status of pending in the United Stares Patent and Trademark Office.  No foreign counterparts have been filed at this time.

Employees

The Company has only one employee, that is Kenneth P. Glynn, President.  He is currently not on salary as his contract for salary initiates on July 1, 2009.  It is the present intention of Mr. Glynn to defer salary payment for at least 12 months, and possibly until the end of 2010.  All other participants in Company activities are through purchased support services and independent contractors.

Properties

We do not own any real property.  We co-occupy the same rental space as GlynnTech, Inc. and are subleasing from GlynnTech, Inc. located at 6 Minneakoning Road, Flemington, New Jersey.  We intend to continue subleasing such space and anticipate no relocation of our offices in the foreseeable future.

SpeechSwitch’s Management

Bruce Knef resigned from the Company as President on April 15, 2009 and resigned from the Board of Directors on June 17, 2009. Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the board on June 16, 2009.

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of June 30, 2009, the Company had a negative cash flow from operations and negative working capital. Although the Company reported a net profit for the six months ending June 30, 2009, the profit was attributable to the fluctuation in the market price of its stock, which was reflected in the substantial gain in the valuation of the derivative. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

Note 4                      Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2008 unaudited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

c)    Revenue Recognition

The Company currently derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

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

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2009 and December 31, 2008.

g)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended June 30, 2008.

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

In June 2009, the Company acquired the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. (a related party) by the issuance of three (3) $100,000 one-year promissory notes. The Company has also agreed to issue an additional one-year promissory note for $125,000 upon the issuance of a patent by the United States Patent and Trademark Office.

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

l)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of June 30, 2009, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at June 30, 2009 and December 31, 2008 were $0.

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

	Six months Ended	Six months Ended
	June 30, 2009	June 30, 2008
Basic net income per share computation:
Net income attributable to common stockholders	$384,887	$390,314
Weighted-average common shares outstanding	1,400,096,193	829,751,255
Basic net income per share attributable to common stockholders	$0.00	$0.00

Diluted net income per share computation
Net income attributable to common stockholders	$384,887	$390,314
Weighted-average common shares outstanding	1,400,096,193	826,751,255
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	8,599,903,807	9,173,248,745
Total adjusted weighted-average shares	10,000,000,000	10,000,000,000
Diluted net income per share attributable to common stockholders	$0.00	$0.00

The Company had common stock equivalents in excess of its authorized capital at June 30, 2009 and 2008, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 11,258,334,655 at June 30, 2009.

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. In June 2009, the Company also acquired some patent rights for $300,000. These assets are reflected at cost, net of accumulated amortization of $16,412, at June 30, 2009.

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

At June 30, 2009 and December 31, 2008 deferred tax assets consist of the following:

	June 30, 2009	December 31, 2008
Deferred tax assets	$ 613,000	$ 598,000
Less: Valuation Allowance	(613,000)	(598,000)
Net deferred tax assets	$ -0-	$ -0-

At June 30, 2009 and December 31, 2008, the Company had federal net operating loss carry forwards in the approximate amounts of $1,805,000 and $1,760,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 8                      Related Party Transactions

On June 1, 2009 and June 2, 2009, the Company issued two (2) one-year promissory notes in the aggregate of $37,000 to GlynnTech, Inc, for GlynnTech to assume a like amount of current obligations that the Company was unable to pay from current operations. The debt is due on or before the 1st anniversary and is interest free.

On June 17, 2009, Kenneth P. Glynn, President and CEO of the Company, acquired debt owed by SpeechSwitch, Inc. to third party creditors as follows:

(1)	Promissory Note due to Jerome Mahoney dated August 5, 2005 having a balance on June 17, 2009 of $71,756 and accrued interest of $98,379;

(2)	Deferred Compensation due to Jerome Mahoney as of June 17, 2009 equal to $319,910;

(3)	Convertible promissory note to iVoice, Inc. dated March 5, 2008 having a balance on June 17, 2009, $79,936 and accrued interest of $4,344; and

(4)	Loan from iVoice Technology, Inc. to SpeechSwitch, Inc. in the amount of $3,600.00.

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 2.0% per annum (5.25% at June 30, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2009, the outstanding balance due to Mr. Glynn is $71,756 plus accrued interest of $99,112.

The amount of deferred compensation, referred to above, is added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock. As of June 30, 2009 total deferred compensation due to Mr. Glynn was $319,910.

On June 18, 2009, the Company acquired the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) $100,000 one-year promissory notes. The promissory notes are due on or before the 1st anniversary of the notes and are interest free.

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

On June 17, 2009, Kenneth P. Glynn (a related party) acquired this debt from iVoice, Inc. The Note holder may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

As of June 30, 2009, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $4,465.

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

The promissory note has a security interest in substantially all of the assets of the Company. However, the promissory note's interests are second to that of YA Global Investments (see Notes 10 and 11).

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $46,972. For the six months ended June 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $58,176.

Note 10      Convertible Debenture and Derivative Liability

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments for the sum of $1,000,000 in exchange for previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

During the six months ended June 30, 2008, the Company issued 408,466,666 shares of Class A common stock with a fair value of $76,111 to reduce the convertible promissory note in the amount of $53,900. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $22,211.

As of June 30, 2009, the outstanding balance on the Convertible Debenture was $921,340.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $925,837. For the six months ended June 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $530,997.

Note 11      Subscription Agreement

On August 31, 2005, SpeechSwitch, Inc. entered into a Standby Equity Distribution Agreement (the SEDA”) with YA Global Investments (was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company’s Class A Common Stock (the “Common Stock”) over a two-year period.

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of June 30, 2009, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of June 30, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,400,096,193 shares were issued and outstanding.

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

c) Class B Common Stock

As of June 30, 2009, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.  As of June 30, 2009, no shares were issued or outstanding.

d) Class C Common Stock

As of June 30, 2009, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of June 30, 2009, no shares were issued or outstanding.

Note 13      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of June 30, 2009.

Note 14         New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective January 2010 and will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

Note 15         Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 Inputs– Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 Inputs– Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2009

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$21,100	$-	$21,100
Note payable - other	-	71,756	-	71,756
Convertible debentures	-	691,846	-	691,846
Derivative liabilities	-	346,278	-	346,278
Total Liabilities	$-	$1,130,980	$-	$1,130,980

December 31, 2008

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$13,177	$-	$13,177
Note payable to related parties	-	71,756	-	71,756
Convertible debentures	-	539,690	-	539,690
Derivative liabilities	-	935,451	-	935,451
Total Liabilities	$-	$1,560,074	$-	$1,560,074

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 9 & 10 for more discussion on derivatives.

Note 16                      Subsequent Events
The Company entered into an employment agreement with Kenneth P, Glynn as of July 1, 2009.  Pursuant to the terms of the employment agreement, Mr. Glynn will serve as President and Chief Executive Officer for a term of one (1) year. As consideration, the Company agreed to pay Mr. Glynn a base salary of $96,000 during the first year and shall be increased on each anniversary as deemed appropriate by the Board of Directors.  In addition, SpeechSwitch agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by SpeechSwitch.  If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company.  If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

Overview and Plan of Operation

As of June 30, 2009, the Company employed 1 full-time employee and no part-time employees.  In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in June or July of 2010.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Results of Operations

All revenues reported by SpeechSwitch through June 30, 2009, are derived from our speech recognition software products installations and maintenance. For the six months ended June 30, 2009, total revenues decreased $6,140 (26.2%) to $17,291 as compared to the same period in the prior year of $23,431. For the three months ended June 30, 2009, total revenues decreased $12,048 (69.3%) to $5,347 as compared to the same period in the prior year of $17,395. The decrease is primarily associated with a decrease in the number of new product installations. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Concurrent with the recent change in management, the new management have decided to move away from the speech recognition business and is pursuing developing the solar power generating marketplace.

Gross margin for the six months and three months ended June 30, 2009 decreased $5,932 (31.9%) and $9,448 (69.7%), respectively, as compared to the same periods in the prior year. Gross margin % to sales for the six months and three months decreased from 79.3% to 73.2% and 77.9% to 76.7%, respectively, primarily as a result of the unfavorable change in sales mix between maintenance and installation costs for the new installations.

Total operating expenses decreased $212,806 (90.9%) to $21,343 and $112,323 (95.8%) to $4,929 for the six months and three months ended June 30, 2009, respectively, as compared to the same periods in the prior year, primarily as a result of the curtailment of all non-essential spending due to limited cash availability.

Total other income (expense) for the six months ended June 30, 2009 was total income of $393,570 as compared to total income of $605,871 for the six months ended June 30, 2008, for a decrease of $212,301.  This change is primarily attributed to the lower gain on revaluation of derivatives. Total other income (expense) for the three months ended June 30, 2009 was total income of $202,324 as compared to total expenses of $687,837 for the three months ended June 30, 2008, for a aggregate change or $890,161.  This change is primarily attributed to the reversal of a loss on revaluation of derivatives to a gain on revaluation of derivatives in the current period.

Net income for the six months ended June 30, 2009 was $384,887 as compared to a net income of $390,314 for the six months June 30, 2008. Net income for the three months ended June 30, 2009 was $201,496 as compared to a net loss of $791,540 for the three months June 30, 2008. The changes for these periods were the result of the factors discussed above.

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

Pursuant to the Standby Equity Distribution Agreement, the Company may periodically sell shares of Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners) to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every five trading days. A closing will be held four trading days after such written notice at which time we will deliver shares of Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners) and YA Global Investments will pay the advance amount.  We may continue to request advances until YA Global Investments (f/k/a/ Cornell Capital Partners) has advanced $10 million or two years after the effective date of the accompanying registration statement, whichever occurs first.

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

In June 2009, the Company issued an aggregate of $337,000 of one-year Promissory notes to GlynnTech, Inc. in exchange for GlynnTech to assume some of the Company’s debt and to acquire the rights to a cancer delivery system developed by GlynnTech for future development and/or licensing.

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

For the six months ended months June 30, 2009, the Company had a net decrease in cash of $8,039.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $45,039 and $138,400 in cash for operating activities for the six months ended June 30, 2009 and 2008, respectively. This decrease was primarily the result of the lower cash used to fund the smaller cash loss from current operating activities.

Cash used by investing activities. The Company used $300,000 in cash for investing activities for the six months ended June 30, 2009. This was for the acquisition of the rights and technology for a cancer drug delivery system developed by GlynnTech, Inc.

Cash provided by financing activities.  For the six months ended June 30, 2009, the Company provided $337,000 in financing activities by the issuance of related party promissory notes. For the six months ended June 30, 2008 the Company received net proceeds of $30,065 from the issuance of common stock through the equity financing with YA Global Investments (f/k/a/ Cornell Capital Partners).

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2009.

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Part II.  Other Information

Item 1.                Legal Proceedings.

SpeechSwitch is not party to any material legal proceeding, nor to the knowledge of SpeechSwitch, is any such proceeding threatened against it.

Item 1a.              Risk Factors.

Competition

At this time, there is little competition in the area of solar powered products.  This is expected to change over the next three to five years, where solar powered products will become more commonplace.  As to solar panels and photovoltaic systems, competition is significant and unique marketing plans are being developed.  Likewise, windpower system sales is very competitive, although the market for microturbines (under 10 feet diameter) systems is not developing as rapidly as photovoltaics.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customers bases than we do.  Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sales of their products than we do.  Accordingly, we may not be able to compete effectively in our markets and competition may intensify and future competition may harm our business.

We believe that the principal competitive factors affecting our market include the breadth and depth of solution, product quality performance, core technology, product scalability and reliability, product features, customers service, the ability to implement solutions, the value of a given solution, the creation of a base of referenceable customers and the strength and breadth of reseller and channel relationships.  Although we believe that our solutions currently compete favorably with respect to these factors, particularly with respect to product quality and performance, no assurance can be given that our competitors will not develop new technologies or enhancements to their existing products or introduce new products that will offer superior price or performance features.  We expect our competitors to offer new and existing products at prices necessary to gain or retain market share.  Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us.  There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

Government Regulation

We are subject to licensing and regulation by a number of authorities in the state and municipality in which we conduct operations.  These may include health, safety, and fire regulations.  Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and business overtime.

We are not subject to any necessary government approval or license requirement in order to market, distribute or sell our principal or related products other than ordinary federal, state, and local laws that govern the conduct of business in general.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEECHSWITCH, INC.

Date: November 22, 2010	By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.