Form 10-Q
period 2010-09-30
SpeechSwitch, Inc.
filed 2010-12-09
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes __  No _X_

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  __ No _X_

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes __ No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐       Non-accelerated filer ☐      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:
1,400,096,193 shares of Class A Common stock, no par value as of September 30, 2009.
8,962,553,043 shares of Class A Common stock, no par value as of October 31, 2010.

SPEECHSWITCH, INC.
TABLE OF CONTENTS

		PAGE

	Part I – Financial Information

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets –
	September 30, 2009 (Unaudited) and December 31, 2008 (Unaudited)	1

	Condensed Statements of Operations -
	Nine months and three months ended September 30, 2009 and 2008 (Unaudited)	2

	Condensed Statements of Cash Flows -
	Nine months ended September 30, 2009 and 2008 (Unaudited)	3-4

	Notes to Condensed Financial Statements (Unaudited)	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	21-24

Item 4T.	Controls and Procedures	25

	Part II – Other Information

Item 1.	Legal Proceedings	26

Item 1a.	Risk Factors	26-27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Part 1.  Financial Statements

Item 1 - Financial Statements
SPEECHSWITCH, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$242	$8,371
Accounts receivable, net of allowance for doubtful accounts of $3,479 at September 30, 2009 and $2,862 at December 31, 2007	-	617
Prepaid expenses	-	904
Total current assets	242	9,892
Intangible assets, net	300,041	2,315

Total assets	$300,283	$12,207

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$717,173	$682,366
Due to related parties	343,910	319,910
Deferred maintenance contracts	1,776	3,786
Note payable to related parties	71,756	71,756
Promissory note due to related parties	337,000	-
Convertible promissory note, net of unamortized debt discount of $54,808 and $66,759, respectively	25,128	13,177
Convertible debenture, net of unamortized debt discount of $152,156 and $381,650, respectively	769,184	539,690
Derivative liabilities	373,033	935,451
Total current liabilities	2,638,960	2,566,136

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 1,400,096,193shares issued and outstanding	806,814	806,814
Class B - $.01 par value; authorized 50,000,000 Shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,119,085	2,119,085
Accumulated deficit	(5,264,576)	(5,479,828)
Total stockholders' deficit	(2,338,677)	(2,553,929)

Total liabilities and stockholders' deficit	$300,283	$12,207

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months Ended		Three months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales	$18,998	$43,037	$1,707	$19,606
Cost of sales	4,631	8,730	--	3,891

Gross margin	14,367	34,307	1,707	15,715

Operating expenses:
Selling and marketing expenses	--	66,107	--	22,293
General and administrative expenses	52,555	222,358	39,689	65,725
Depreciation and amortization	2,274	2,554	572	852
Engineering, research, & development	6,775	45,432	--	13,432

Total operating expenses	61,604	336,451	40,261	102,302

Loss from operations	(47,237)	(302,144)	(38,554)	(86,587)

Other income (expense):
Interest income	--	1,521	--	150
Interest expense	(58,484)	(111,400)	(22,960)	(19,347)
Amortization of debt discount	(241,445)	(278,227)	(81,366)	(69,501)
Gain on valuation of derivative	562,418	1,468,465	(26,755)	563,186

Total other income (expense)	262,489	1,080,359	(131,081)	474,488

Income (loss) from operations before Income taxes	215,252	778,215	(169,635)	387,901

Provision for income taxes	-	-		-	-

Net income (loss) attributable to common Shares	$215,252	$778,215		$(169,635)	$387,901

Basic income (loss) per common share	$0.00	$0.00	$	(0.00)	$0.00
Diluted income (loss) per common share	$0.00	$0.00	$	(0.00)	$0.00

Weighted average shares outstanding -
Basic	1,400,096,193	938,341,526		1,400,096,193	1,156,096,193
Diluted	10,000,000,000	10,000,000,000		1,400,096,193	10,000,000,000

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$215,252	$778,215
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	2,274	2,554
Gain on valuation of derivative	(562,418)	(1,468,465)
Amortization of debt discount	241,445	278,227
Beneficial interest on conversion of debt	-	54,050

Changes in assets and liabilities:
Decrease in accounts receivable	617	1,720
Decrease in prepaid expenses	904	4,356
Increase in accounts payable and accrued liabilities	34,807	88,912
Increase in amounts due to related parties	24,000	69,321
(Decrease) in deferred maintenance contracts	(2,010)	(3,733)

Net cash (used in) operating activities	(45,129)	(194,843)

Cash flows from investing activities:
Purchase of intangible assets from related parties	(300,000)	-

Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Issuance of promissory notes - related party	337,000	-
Repayment of note payable – related party	-	(6,000)
Issuance of common stock through equity financing	-	30,065

Net cash provided by financing activities	337,000	24,065

Net (decrease) in cash and cash equivalents	(8,129)	(170,778)

Cash and cash equivalents at beginning of period	8,371	185,581

Cash and cash equivalents at end of period	$242	$14,803

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-Cash Transactions
Accounts Payable converted to Promissory Notes	$37,000	$80,198
Issuance of promissory note for purchase of intangible assets	$300,000	$-

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the nine months ended September 30, 2009:

a)	The Company issued an aggregate of $37,000 of Promissory Notes to GlynnTech, Inc. to replace a like amount of current debt assumed by GlynnTech, Inc.

b)	The Company issued an aggregate of $300,000 of Promissory Notes to GlynnTech, Inc. to acquire a cancer treatment drug delivery system being developed and patented by GlynnTech, Inc.

For the nine months ended September 30, 2008:

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

f)	The Company converted $80,198 of accounts payable into a convertible promissory note.

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 1                      Background

SpeechSwitch, Inc. (the “Company”) was incorporated in New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice, Inc.  It was engaged in the design, manufacture, and marketing of specialized telecommunication equipment until mid-2009.  As of September 30, 2009, the Company employed 1 full-time employee and no part-time employees.  In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in June or July of 2010.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

5.	Create a continuous flow of ideas and inventions to develop patent and/or new product opportunity

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

Sales and Marketing

Sales will not be initiated until second or third quarter of 2010, due to research and development, product selections, product testing and other launch preparation.  Sales will be through over internet website to be developed, through third party retail and internet sites and through third party distributors.  In 2011, the Company is expected to expand its store plans to include franchised stores.

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

Properties

We do not own any real property.  We currently co-occupy the same rental space as GlynnTech, Inc. and are subleasing from GlynnTech, Inc. located at 6 Minneakoning Road, Flemington, New Jersey.  We intend to continue subleasing such space and anticipate no relocation of our offices in the foreseeable future.

SpeechSwitch’s Management

Bruce Knef resigned from the Company as President on April 15, 2009 and resigned from the Board of Directors on June 17, 2009. Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the board on June 16, 2009.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of September 30, 2009, the Company had a negative cash flow from operations and negative working capital. Although the Company reported a net profit for the nine months ending September 30, 2009, the profit was attributable to the fluctuation in the market price of its stock, which was reflected in the substantial non-cash gain in the valuation of the derivative. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

The Company does not offer any special payment terms or significant discount pricing.  Normal and customary payment terms require payment for the software license fees when the product is shipped.  Payment for software maintenance is due prior to the commencement of the maintenance period.  It is also the Company's policy to not provide customers the right to refund any portion of its license fees.  With respect to the sale of software license fees, the Company recognizes revenue in accordance with ASC 985-605, “Software Revenue Recognition”, as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

e)    Research and Development Costs

Research and development costs are charged to expense as incurred.

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2009 and December 31, 2008.

g)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended September 30, 2008.

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

As defined in ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted this statement and determined that no additional impairment loss should be recognized for applicable assets at this time.

i)    Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

j)    Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance ASC 815-10, "Derivatives and Hedging", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

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

l)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of September 30, 2009, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at September 30, 2009 and December 31, 2008 were $0.

Note 5                      Income (Loss) Per Share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”). The Company’s basic and diluted income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. A computation of diluted loss per share would not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as this would be anti-dilutive.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

	Nine months Ended	Nine months Ended
	September 30, 2009	September 30, 2008
Basic net income per share computation:
Net income attributable to common stockholders	$215,252	$778,215
Weighted-average common shares outstanding	1,400,096,193	938,341,526
Basic net income per share attributable to common stockholders	$0.00	$0.00

Diluted net income per share computation
Net income attributable to common stockholders	$215,252	$778,215
Weighted-average common shares outstanding	1,400,096,193	938,341,526
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	8,599,903,807	9,061,658,474
Total adjusted weighted-average shares	10,000,000,000	10,000,000,000
Diluted net income per share attributable to common stockholders	$0.00	$0.00

The Company had common stock equivalents in excess of its authorized capital at September 30, 2009 and 2008, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 11,258,334,655 at September 30, 2009.

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. In June 2009, the Company also acquired some patent rights for $300,000. These assets are reflected at cost, net of accumulated amortization of $16,984, at September 30, 2009.

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

At September 30, 2009 and December 31, 2008 deferred tax assets consist of the following:

	September 30, 2009	December 31, 2008
Deferred tax assets	$626,000	$598,000
Less: Valuation Allowance	(626,000)	(598,000)
Net deferred tax assets	$-0-	$-0-

At September 30, 2009 and December 31, 2008, the Company had federal net operating loss carry forwards in the approximate amounts of $1,840,000 and $1,760,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

The aggregate value of these promissory notes are $337,000 at September 30, 2009

On June 17, 2009, Kenneth P. Glynn, President and CEO of the Company, acquired debt owed by SpeechSwitch, Inc. to third party creditors as follows:

(1)	Promissory Note due to Jerome Mahoney dated August 5, 2005 having a balance on June 17, 2009 of $71,756 and accrued interest of $98,379;

(2)	Deferred Compensation due to Jerome Mahoney as of June 17, 2009 equal to $319,910;

(3)	Convertible promissory note to iVoice, Inc. dated March 5, 2008 having a balance on June 17, 2009, $79,936 and accrued interest of $4,344; and

(4)	Loan from iVoice Technology, Inc. to SpeechSwitch, Inc. in the amount of $3,600.

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 2.0% per annum (5.25% at September 30, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

The amount of deferred compensation, referred to above, is added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock.

On July 1, 2009, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000 for the 1st year.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred.

As of September 30, 2009, the outstanding balance due on the promissory note is $71,756, the aggregate amount of deferred compensation is $343,910 and the accrued interest is $104,295.

On July 1, 2009, the Company entered into an Administrative Services Agreement with GlynnTech, Inc to provide back office administrative support to the Company.  The administrative services agreement is for a term of one year and may be extended for additional one-year periods at the Company’s request. The initial fees are $4,300 per month but may be reduced in scope or eliminated at any time upon 90 days’ prior written notice by the Company to GlynnTech.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

As of September 30, 2009, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $5,322.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten (10) days from the due date, or (b) default under the terms of any instrument securing this Note, and such default is not cured within fifteen (15) days after written notice to maker, then in either such event the holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, and the prepayment premium, if any, at once due and payable. Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time. The unpaid principal of this Note and any part thereof, accrued interest and all other sums due under this Note shall bear interest at the rate of prime plus 1 percent per annum after default until paid.

The promissory note has a security interest in substantially all of the assets of the Company. However, the promissory note's interests are second to that of YA Global Investments (see Notes 10 and 11).

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $25,732. For the nine months ended September 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $49,648.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

As of September 30, 2009, the outstanding balance on the Convertible Debenture was $921,340.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,510,263. For the nine months ended September 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $512,770

Note 11      Subscription Agreement

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of September 30, 2009, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of September 30, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,400,096,193 shares were issued and outstanding.

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

c) Class B Common Stock

As of September 30, 2009, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.  As of September 30, 2009, no shares were issued or outstanding.

d) Class C Common Stock

As of September 30, 2009, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of September 30, 2009, no shares were issued or outstanding.

Note 13      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2009.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 14         New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“ASC”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there was no impact on our consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. The purpose of this Update is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. There was no material impact to the Company from the adoption of this standard.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

Note 15         Fair Value Measurements

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

ASC 820 classifies these inputs into the following hierarchy:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2009

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$25,128	$-	$25,128
Note payable - other	-	71,756	-	71,756
Note payable - related parties	-	337,000	-	337,000
Convertible debentures	-	769,184	-	769,184
Derivative liabilities	-	373,033	-	373,033
Total Liabilities	$-	$1,576,101	$-	$1,576,101

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

Overview and Plan of Operation

As of September 30, 2009, the Company employed 1 full-time employee and no part-time employees.  In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in June or July of 2010. SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch. SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Results of Operations

All revenues reported by SpeechSwitch through September 30, 2009, are derived from our speech recognition software products installations and maintenance. For the nine months ended September 30, 2009, total revenues decreased $24,039 (55.9%) to $18,998 as compared to the same period in the prior year of $43,037. For the three months ended September 30, 2009, total revenues decreased $17,899 (91.3%) to $1,707 as compared to the same period in the prior year of $19,606. The decrease is primarily associated with a decrease in the number of new product installations. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Concurrent with the recent change in management, the new management has decided to move away from the speech recognition business and is pursuing developing the solar power generating marketplace.

Gross margin for the nine months and three months ended September 30, 2009 decreased $19,940 (58.1%) and $14,008 (89.1%), respectively, as compared to the same periods in the prior year. Gross margin % to sales for the nine months decreased from 79.7% to 75.6%, primarily as a result of the unfavorable change in sales mix between maintenance and installation costs for the new installations.

Total operating expenses decreased $274,847 (81.7%) to $61,604 and $62,041 (60.6%) to $40,261 for the nine months and three months ended September 30, 2009, respectively, as compared to the same periods in the prior year, primarily as a result of the curtailment of all non-essential spending due to limited cash availability.

Total other income (expense) for the nine months ended September 30, 2009 was total income of $262,489 as compared to total income of $1,080,359 for the nine months ended September 30, 2008, for a decrease of $817,870.  This change is primarily attributed to the lower gain on revaluation of derivatives. Total other income (expense) for the three months ended September 30, 2009 was total expense of $131,081 as compared to total income of $474,488 for the three months ended September 30, 2008, for a aggregate change or $605,569.  This change is primarily attributed to the reversal of a gain on revaluation of derivatives to a loss on revaluation of derivatives in the current period.

Net income for the nine months ended September 30, 2009 was $215,252 as compared to a net income of $778,215 for the nine months September 30, 2008. Net loss for the three months ended September 30, 2009 was $169,635 as compared to a net income of $387,901 for the three months September 30, 2008. The unfavorable changes for the nine months and three months ending September 30, 2009, were primarily from the lower sales and unfavorable changes in revaluation of derivatives offset by lower operating expenses.

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

For the nine months ended months September 30, 2009, the Company had a net decrease in cash of $8,129.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $45,129 and $194,843 in cash for operating activities for the nine months ended September 30, 2009 and 2008, respectively. This decrease was primarily the result of the lower cash used to fund the smaller cash loss from current operating activities.

Cash used by investing activities. The Company used $300,000 in cash for investing activities for the nine months ended September 30, 2009. This was for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc.

Cash provided by financing activities.  For the nine months ended September 30, 2009, the Company provided $337,000 in financing activities by the issuance of related party promissory notes. For the nine months ended September 30, 2008 the Company received net proceeds of $30,065 from the issuance of common stock through the equity financing with YA Global Investments and used some of the proceeds to pay down some related party debt.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2009.

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

Revenue Recognition

With respect to the sale of software license fees, the Company recognizes revenue in accordance with ASC 985-605, “Software Revenue Recognition”, as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disc (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 5.                    Other Information.

(a)	Section 1 - Registrant's Business and Operations

Item 1.01 Entry into a Material Definitive Agreement.

On July 1, 2009, the Company entered into an Administrative Services Agreement with GlynnTech, Inc. to provide certain administrative services as set forth in the Agreement for a fee of Four Thousand Three Hundred Dollars ($4,300) per month. This Agreement shall continue for a term of one year and may be extended for additional one-year periods with thirty (30) days advance written notice. This Agreement is filed as Exhibit 10.1 herein.

On July 1, 2009, the Company entered into an Employment Agreement Kenneth P. Glynn to act as the Company’s President and CEO. The 1st year compensation is $96,000 per year and shall be increased on each anniversary as deemed appropriate by the Board of Directors. The initial term of the agreement shall continue for one year. This Agreement is filed as Exhibit 10.2 herein.

(b)	The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.

Item 6.                    Exhibits

10.1	Administrative Services Agreement, dated July 1, 2009, between GlynnTech, Inc. and SpeechSwitch, Inc.

10.2	Employment Agreement, dated July 1, 2009, between SpeechSwitch, Inc. and Kenneth P. Glynn.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEECHSWITCH, INC.

Date: December 8, 2010	By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

10.1	Administrative Services Agreement, dated July 1, 2009, between GlynnTech, Inc. and SpeechSwitch, Inc.

10.2	Employment Agreement, dated July 1, 2009, between SpeechSwitch, Inc. and Kenneth P. Glynn.

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.