Form 10-K
period 2009-12-31
SpeechSwitch, Inc.
filed 2010-12-30
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

SPEECHSWITCH, INC.
(Exact name of registrant)

New Jersey (State or other jurisdiction of incorporation or organization)	20-1862816 (I.R.S. Employer Identification No.)

6 Minneakoning Road, Flemington, New Jersey (Address of principal executive offices)	08822 (Zip Code)

Issuer's telephone number 908-788-0077

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐   Accelerated filer  ☐  Non-accelerated filer  (Do not check if a smaller reporting company)   ☐    Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year. $20,337

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 based upon the average bid and ask prices on that date was $182,013.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

As of December 31, 2009, the Registrant had 1,400,096,193 outstanding shares of Class A Common Stock, no par value per share.  As of October 31, 2010, the Registrant had 8,962,553,043 outstanding shares of Class A Common Stock, no par value per share.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2009 does not contain audited financial statements audited by an independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008.

PART I

ITEM 1.  BUSINESS

BACKGROUND

In September 2004, the Board of Directors of iVoice, Inc., the former parent of the Company, resolved to pursue the separation of iVoice software business into three publicly owned companies.  SpeechSwitch, Inc. (“SpeechSwitch” or “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice").  The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of the Company.  SpeechSwitch intends to continue to develop market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition.

On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the spin-off of the SpeechSwitch from iVoice was declared effective and the Company immediately embarked on the process to spin off the SpeechSwitch from iVoice.

On August 5, 2005, the spin-off transaction was accomplished, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into SpeechSwitch (the "Spin-off").  The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

In June 2009 Kenneth P. Glynn acquired debt owed by SpeechSwitch, Inc. to third party creditors.

In September 2009, Kenneth P. Glynn established the Kenergy Scientific Group (the “Group”) to seek new products to be sold under the Kenergy Scientific brand.  The Group acquired a small inventory of solar rechargeable lanterns for testing and eventual sales. The Group will be merged into SpeechSwitch, Inc. in 2010.

In June 2009, the company moved its headquarters from Matawan, NJ to Flemington, NJ. Our principal offices and facilities are now located at 6 Minneakoning Road, Flemington, New Jersey, 08822 and our new telephone number is (908) 788-0077.  Our common stock is quoted on the OTCQB over the counter market operated by the Pink OTC Markets under the trading symbol “SSWC”.

OUR BUSINESS

Prior to June 2009, we primarily developed, marketed and licensed the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. We also offer a range of support services that enable our customers and channel partners to develop voice-driven applications that use our software. Our products are designed to be “people oriented”, with features that can be readily used without special training and manuals.  Our product line of Speech SDK, incorporate this philosophy.

In June 2009, we entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  Our plan was for a one year developmental stage, followed by product launches in June or July of 2010.  We may seek to expand our operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of our operations. We may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, we have no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

As of December 31, 2009, we had a negative cash flow from operations, negative working capital and limited availability to raise new capital.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent upon obtaining the financing necessary to operate our business. The financing of our working capital needs was previously provided, in large part, from the sale of Class A Common Stock to YA Global Investments, LP, ("YA Global") pursuant to the terms of the Standby Equity Distribution Agreement. However, the Standby Equity Distribution Agreement expired on February 5, 2008, and was not renewed. If we cannot find sources of additional financing to fund our working capital needs, we will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

(a)
On June 18, 2009, we acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents.  The sale was “at cost” of GlynnTech, Inc. in the amount of $425,000.00.  The Agreement called for $300,000.00 in one-year notes, and a balance of $125,000.00 only upon issuance of one or more patents (also to be paid with a one-year note upon issuance of a patent).  The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to SpeechSwitch, Inc. Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level interest in potential purchase of this technology following FDA approval of this product.  It is anticipated that FDA filings will be made prior to December 31, 2011.

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

(c)
In solar power energy production systems, we are reviewing numerous models of solar photovoltaic panels and converters, as well as unique aftermarket opportunities. We intend to partner with installers and market home, office and commercial solar panels through various media.

(d)	In the wind power energy production systems, ten companies will review various micro-turbine products to represent and resell.

SALES AND MARKETING

Sales will not be initiated until second or third quarter of 2010, due to research and development, product selections, product testing and other launch preparation.  Sales will be through our internet website to be developed, through third party retailers and internet sites and through third party distributors.  In 2011, we expect to expand our storefront plans to include franchised stores.

DISTRIBUTION

Within one year we expect to have a viable website, representatives contacting major retailers and multimedia advertising for the solar powered rechargers and other products.  By December 31, 2010, we expect to have at least one retail store opening, as well as other products made from recycled materials and/or biodegradable materials in the marketplace.

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

5.	Create a continuous flow of ideas and inventions to develop patent and/or new product opportunity

STRATEGIC ALLIANCES

Our business development efforts will seek to engage and secure strategic alliances with alternative energy related businesses and professional organizations in order to develop marketing programs that will expand market share for our products and develop brand recognition by entering into strategic alliances with companies that offer these products and/or services, we will accelerate our entry into various markets, while eliminating or reducing various training, learning curve, employee and overhead costs.

COMPETITION

The primary areas of business of the Company are research and development in technologies of interest- alternative energy systems, alternative energy products, green products and healthcare. There is significant competitive research in the alternative energy and healthcare sectors, and no one company can emerge to eliminate all competition.  This is due to the segmentation of these industries as well as the mere vastness of different opportunities.  With respect to the Company, we have developed niche areas where we seem to have an edge on the basis of issued patents versus our own filings.  There niches include solar alternatives to conventional photovoltaic systems, wind power and hybrid wind/solar systems.  However, because research and development is typically a secretive process and it is embryonic product development, the effects of competitive efforts on the Company in the long run is indeterminate.

The other primary areas of business into the future involve retail sales in the form of internet, mall kiosk and one-stop mini-department stores selling only green products.  Competition is segmented, as many small companies market individual green products or small groups of green products.  No one company appears to offer all green broad product-based green stores at this time.  It is reasonable, however to expect competition in the areas of both dedicated green stores and existing major outlets to offer large green sections. The long term effects of these forms of competition will eventually drive prices and profit margins into line with non-green retail sales as currently exist.  On the other hand, more competition will reflect increased demand and this will reduce inventory costs as more green products move toward larger economies of scale.

INTELLECTUAL PROPERTY RIGHTS

We have acquired pending patent rights for the cancer treatment patent applications; two applications have a status of pending in the United States Patent and Trademark Office.  No foreign counterparts have been filed at this time.

PRODUCT DEVELOPMENT

We currently have significant long term plans to engage in future research and development, to create valuable intellectual property rights and/or to launch new products.  We will acquire third party patent rights, develop our own patent rights and evolve both new product and intellectual property transfer (sale or license) opportunities.

LICENSING

The Company has minimal licensing requirements at this time and is believed to be in full compliance.  No special licenses are needed for research and development efforts as they involve drawing board design and mechanical prototyping. The Company is not engaged in any research efforts involving chemicals, hazardous materials or medical products requiring special licensing.  In the future, as retail efforts ramp up, licensing and certificate requirements for retail sales will be required and satisfied.

EMPLOYEES

Bruce Knef resigned from the Company as President on April 15, 2009 and resigned from the Board of Directors on June 17, 2009. Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the Board on June 16, 2009.

On July 1, 2009, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and Chief Executive of the Company at an annual base salary of $96,000 for the first year.

As of December 31, 2009, we had one employee, Kenneth P. Glynn.  All other participants in Company activities are through purchased support services and independent contractors.

RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and our business because such factors currently have a significant impact on our business, prospects, financial condition and results of operations.

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

As a result of the Company’s limited operating history and the currently difficult economic conditions of the marketplace, it may be difficult for you to assess our growth and earnings potential. The Company believes that the emerging green products marketplace is poised to grow, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face, as they are described herein.  We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

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

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2009, we have a convertible debenture with YA Global Investments with an outstanding balance of $921,340. This convertible debenture was derived from a note payable with YA Global Investments in the amount of $1,000,000 and converted into the convertible debenture. In addition, the Company has a Convertible promissory note of $79,936 due to a related party for administrative services. The Company also has a promissory note of $71,756 and deferred compensation of $367,910 at December 31, 2009 due to Mr. Kenneth Glynn, a director of the Company, and provides that, at Mr. Glynn’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

We are dependent on our key officers and directors, including Kenneth P. Glynn, our President, Chief Executive Officer and Chief Financial Officer. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.

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

If working capital or future acquisitions are financed through the issuance of equity securities, SpeechSwitch’s stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on SpeechSwitch shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the SpeechSwitch Class A Common Stock.

If SpeechSwitch is unable to obtain funds from equity financing, management believes that SpeechSwitch can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital. However, there is no assurance that management will be able to obtain additional funding.

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

Potential product liability could result in delays in market acceptance, unexpected costs and diminished operating results.

Our products may contain defects, especially when first introduced or when new versions are released. Defects could be found in current versions of our products, future upgrades to current products or newly developed and released products. Defects could result in delays in market acceptance which could materially adversely affect our operating results. Our products have limited warrantees designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim may have a material adverse effect on our business, operating results and financial condition.

We may not be able to access sufficient funds when needed.

We are dependent on external financing to fund our operations.  Our prior financing needs were, for the most part, provided through the sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with YA Global Investments.  This agreement expired on February 8, 2008, and was not renewed. If SpeechSwitch, Inc. cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

Our obligations under the convertible promissory note and the secured promissory note are secured by substantially all of our assets.

Our obligations under the convertible promissory notes and the secured promissory note issued to YA Global Investments are secured by substantially all of our assets.  As a result, if we default under the terms of these promissory notes, YA Global Investments could foreclose its security interest and liquidate all of our assets.  This would cause operations to cease.

Kenneth Glynn, the Chairman of the Board and President of SpeechSwitch, could have voting control over the management and direction of SpeechSwitch.

As President and sole director, Mr. Glynn has control over the management and direction of the Company. Mr. Glynn has the right to convert $519,603 of indebtedness and deferred compensation, together with accrued but unpaid interest of $115,655, into 635,258 shares of SpeechSwitch Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which SpeechSwitch had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at the prime rate plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Glynn upon the conversion of this indebtedness.  Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  If Mr. Glynn converts his indebtedness into 635,258 shares of Class B Common Stock, he will have voting rights equal to 63,525,800 shares of Class A Common Stock and could gain voting control over the management and direction of SpeechSwitch, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders. The Board has the option to pay Mr. Glynn in Class B Common Stock. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

SpeechSwitch may rely on intellectual property and proprietary rights which may not remain unique to SpeechSwitch.

We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws.

We have acquired pending patent rights for the cancer treatment patent applications and have several pending patent application on our proprietary technology that we believe to be material to our future success and may obtain additional patents in the future.  Our existing and future patents, if any, may be successfully challenged and may not provide us with any competitive advantages.  Although we have obtained patents and have pending patent applications, we may not be able to continue to develop proprietary products or technologies that are patentable and other parties may have prior claims.

Patent, trademark and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. Although we have acquired pending patent rights for the cancer treatment patent applications, we do not own any foreign patents or registered intellectual property. We may not be able to obtain additional issued patents or other protection from any future patent applications owned by or licensed to us.

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

SpeechSwitch may incur increased expenses after the administrative services agreement with GlynnTech is terminated.

SpeechSwitch entered into an Administrative Services Agreement with GlynnTech.  Under this agreement, GlynnTech is providing SpeechSwitch with services in such areas as inventory purchasing, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where SpeechSwitch needs assistance and support.  The agreement will continue for a term of one year and is renewable annually.  Upon termination of the agreement, SpeechSwitch will be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees, which SpeechSwitch has been required to pay under the administrative services agreement.

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

Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended.  These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock.  As of December 31, 2009, we had all of our remaining authorized shares, approximately 8,599,903,807 shares of Class A common stock, reserved for possible future issuance.

Reports to Security Hold

The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-Q, annual reports on Form 10-K and as required, files reports on Form 8-K.  However, the Company’s Annual Report on Form 10-K does not contain audited financial statements as required under the Securities Exchange Act of 1934, as amended.

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

ITEM 2. PROPERTIES.

We do not own any real property.  We rent space from GlynnTech, Inc. office space located at 6 Minneakoning Road, Flemington, New Jersey.  We intend to continue renting such space and anticipate no relocation of our offices in the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “SSWC”

The following table shows the high and low closing prices for the period indicated:

2008	High	Low
First quarter	$.00069	$.00013
Second Quarter	$.00019	$.00013
Third Quarter	$.00013	$.00013
Fourth quarter	$.00013	$.00013

2009	High	Low
First Quarter	$.00013	$.00013
Second Quarter	$.00013	$.00013
Third Quarter	$.00019	$.00013
Fourth quarter	$.00019	$.00013

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

As of December 31, 2009, the number of record holders of our common shares was approximately 753.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED EQUITY SECURITIES.

•	In the year ending December 31, 2009, the Company did not issue any new unregistered securities.

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

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2009, SpeechSwitch has not issued any shares of Preferred Stock. SpeechSwitch has no current plans to issue any shares of preferred stock.

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

As of December 31, 2009, we had 1,400,096,193 shares of Class A common stock issued and outstanding.

CLASS B COMMON STOCK

Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion rights have to Class A Common Stock. There are 50,000,000 shares of our Class B Common Stock authorized and no shares issued and outstanding.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

As of December 31, 2009, there were 50,000,000 shares of our Class B Common Stock authorized and no shares were issued or outstanding.

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

As of December 31, 2009, there were 20,000,000 shares of our Class C Common Stock authorized and no shares were issued or outstanding.

OPTIONS AND WARRANTS

On December 12, 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (the “Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock.

The Company did not issue any stock options for the years ended December 31, 2009 and 2008.

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

The Company did not issue any stock options or shares under either stock incentive plans listed above for the years ended December 31, 2009 and 2008.

The Company had no outstanding equity awards for its executive officers at the end of the most recent completed fiscal year.

DEBT

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) (“YA Global”) for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has an initial term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

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

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 1.0% per annum (4.25% at December 31, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

Overview

Prior to June 2009, the Company primarily developed, marketed and licensed the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company’s software. Our products are designed to be “people oriented”, with features that can be readily used without special training and manuals.  Our product line of Speech SDK, incorporate this philosophy.

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one year developmental stage, followed by product launches in June or July of 2010.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

The Company’s only employee is Kenneth P. Glynn, President.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. It is the present intention of Mr. Glynn to defer salary payment for at least 12 months, and possibly until the end of 2010.  All other participants in Company activities are through purchased support services and independent contractors.

Year Ended December 31, 2009 as Compared with the Year Ended December 31, 2008

All revenues reported by SpeechSwitch during the period are derived from the license of our speech recognition software product installations and maintenance.  Total revenues for the years ended December 31, 2009 declined $33,422 (62%) to $20,337 from $53,759 for the year ended December 31, 2008. The decrease is primarily associated with a decrease in the number of new product installations. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Concurrent with the recent change in management, the new management has decided to move away from the speech recognition business and is pursuing developing the solar power generating marketplace.

Gross margin decreased $22,284 (59%) to $15,706 for the year ended December 31, 2009 as compared to $37,990 for the year ended December 31, 2008.  Gross margin decreased primarily as a result of the lower sales.

Total operating expenses decreased $293,594 (74%) to $101,340 for the year ended December 31, 2009 as compared to $394,934 for the year ended December 31, 2008. This decrease for the year is primarily attributable to the decreases across the board for salaries, benefits, professional fees, investor relations and research and development expenses as the Company curtails the spending due to lack of new funding.

Total other income (expense) for the year ended December 31, 2009 was an income of $80,629 as compared to an income of $1,211,397 for the year ended December 31, 2008, for a decrease of $1,130,768. This decrease is primarily attributed to the decrease of $1,196,247 on the gain on valuation of derivative offset by lower amortization of the debt discount and lower interest expense.

Net loss for the year ended December 31, 2009 was $5,005 as compared to a net income of $854,453 for the year ended December 31, 2008. The decrease in net income of $859,458 was the result of the factors discussed above.

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

During the year ended December 31, 2009, the Company had a net decrease in cash of $8,254.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities.  The Company used $45,254 in cash for operating activities in the year ended December 31, 2009 as compared to using $176,275 for the year ended December 31, 2008.  This decrease was primarily the result of the lower cash used to fund the smaller cash loss from current operating activities.

Cash used by investing activities. The Company used $300,000 in cash for investing activities for the year ended December 31, 2009. This was for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc.

Cash provided by financing activities.  For the year ended December 31, 2009, the Company provided $337,000 in financing activities by the issuance of related party promissory notes. For the year ended December 31, 2008 the Company received net proceeds of $30,065 from the issuance of common stock through the equity financing with YA Global Investments and used $31,000 to pay down some related party debt.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2009.

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2009 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2009.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged an independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

ITEM 9B.  OTHER INFORMATION

Pursuant to two Assignment and Assignment Agreements dated each June 1, 2009 and June 2, 2009, the Company issued two (2) one-year promissory notes in the aggregate of $37,000 to GlynnTech, Inc, for GlynnTech to assume a like amount of current obligations that the Company was unable to pay from current operations. The debt is due on or before the 1st anniversary and is interest free.  GlynnTech is a private company 100% owned by Kenneth Glynn.

Pursuant to an Intellectual Property Transfer Purchase Agreement dated June 18, 2009, the Company acquired the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) $100,000 one-year promissory notes. The promissory notes are due on or before the 1st anniversary of the notes and are interest free.

On June 17, 2009, Kenneth P. Glynn, President and Chief Executive Officer of the Company, acquired debt owed by SpeechSwitch, Inc. to third party creditors as follows:

(1)	Promissory Note due to Jerome Mahoney dated August 5, 2005 (the “Promissory Note”) having a balance on June 17, 2009 of $71,756 and accrued interest of $98,379;

(2)	Deferred Compensation due to Jerome Mahoney as of June 17, 2009 equal to $319,910;

(3)	Convertible Promissory Note to iVoice, Inc. dated March 5, 2008 the (“Convertible Note”) having a balance on June 17, 2009, $79,936 and accrued interest of $4,344; and

(4)	Loan from iVoice Technology, Inc. to SpeechSwitch, Inc. in the amount of $3,600.

The Promissory Note and the Convertible Note referred to above, will bear interest at the rate of Prime plus 1.0% per annum (4.25% at December 31, 2009) on the unpaid balance until paid.  Under the terms of each the Promissory Note and the Convertible Note , at the option of the holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under each the Promissory Note and the Convertible Note, or (iii) payment of the principal of each the Promissory Note and the Convertible Note before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

Name	Age at December 31, 2009	Position with SpeechSwitch, Inc.	Term

Kenneth P. Glynn	62	Director, President, Chief Executive Officer and Chief Financial Officer	6/09 - present

Bruce R. Knef	53	Director, President, Chief Executive Officer and Chief Financial Officer	11/04 - 6/09

Kenneth P. Glynn.  Mr. Glynn has served as the Company’s President and Chief Executive Officer and a director since June 2009.  Mr. Glynn has served as President and founder of Kenergy Development Corp. since January 2009.  Mr. Glynn has served as President of GlynnTech, Inc. for over ten years.

Bruce R. Knef.  Mr. Knef was the Company’s President and Chief Executive Officer and a director from November 2004 until June 2009.

The members of the Board of Directors do not receive additional remuneration for serving on the Board of Directors.

AUDIT COMMITTEE

At various times during 2009, Mr. Glynn and Mr. Knef served on the Audit Committee. At December 31, 2009, the Audit Committee consisted solely of Mr. Glynn. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  The Company at present due to its size, cannot attract a financial expert to sit on its Board of Directors.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting.  The Audit Committee did not meet in 2009. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

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

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	All Other Compensation ($)		Total Compensation ($)

Kenneth P. Glynn(1)	2009	$48,000	$0		$48,000
President and Chief	2008	$0	$0		$0
Executive Officer	2007	$0	$0		$0

Bruce Knef(2)	2009	$0	$0		$0
President and Chief	2008	$66,067	$10,080	(3)	$76,147
Executive Officer	2007	$85,000	$5,157	(4)	$90,157

(1)	Mr. Glynn has been President and Chief Executive Office since June 16, 2009. Mr. Glynn has deferred all cash compensation until such time as the Company receives funding.

(2)
Mr. Knef had served as our President and Chief Executive Officer from November 3, 2004 until April 15, 2009. Mr. Knef’s employment contracts are for a term of one-year at a base salary of $85,000 per year and Mr. Knef can earn commissions based on the Company achieving certain levels of sales.

(3)
Mr. Knef received 126,000,000 shares of Class A common stock of the Company with a fair market value of $16,380 for compensation expense of $10,080. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $6,300.

(4)
Mr. Knef received 7,162,654 shares of Class A common stock of the Company with a fair market value of $10,199 for compensation expense of $5,157. The difference in the market value and the value of the services was appropriately charged to beneficial interest in the amount of $5,042.

Compensation of Directors

The Company does not have any outside directors and has not paid any employee director fees.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

EMPLOYMENT CONTRACTS

Kenneth P. Glynn

SpeechSwitch entered into an employment agreement with Mr. Glynn as of July 1, 2009.  Pursuant to the terms of the employment agreement, Mr. Glynn will serve as SpeechSwitch’s President and Chief Executive Officer until June 30, 2010.  As consideration, SpeechSwitch agreed to pay Mr. Glynn a base salary of $96,000 during the term.  In addition, SpeechSwitch agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by SpeechSwitch.  If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company.  If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

In the event Mr. Glynn’s employment agreement is terminated due to his death or disability or by SpeechSwitch with or without cause, Mr. Glynn will receive the portion of his salary earned up until the date of his termination. Under his agreement, “cause” means (1) any material breach of the agreement by Mr. Glynn, (2) Mr. Glynn’s failure to perform his duties under the employment agreement to the reasonable satisfaction of the board of directors, (3) any material act, or material failure to act, by Mr. Glynn in bad faith and to the material detriment of the Company, (4) commission of a material act involving moral turpitude, dishonesty, unethical business conduct, or any other conduct which significantly impairs the reputation of the Company, its subsidiaries or affiliates or (5) the conviction of Mr. Glynn of a felony.  The employment agreement restricts Mr. Glynn from competing with SpeechSwitch during the term of the agreement and for eighteen months after he is no longer employed by the Company.

Bruce Knef

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004.  Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef served as SpeechSwitch’s President and Chief Executive Officer until November 7, 2007, with a base salary of $85,000 and incentive compensation based on the amount of total revenues collected by SpeechSwitch.  Pursuant to an amendment to the employment agreement entered into on November 22, 2006, SpeechSwitch also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company’s Class A common stock issued under the 2005 Directors’ and Officers’ Stock Incentive Plan.

On April 15, 2009, the Company accepted the resignation of Mr. Knef as President and Chief Executive Officer or the Company.  In addition, on June 17, 2009, the Company accepted the resignation of Mr. Knef as a member of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2009, information with respect to the beneficial ownership of our voting securities by (i) each person known by us to beneficially own more than five percent of the voting securities, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

As of December 31, 2009 a total of 1,400,096,193 shares of Class A Common Stock outstanding and no shares of our Class B Common Stock were outstanding.  Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  Every holder of the outstanding shares of the Class B Common Stock Shares has voting rights equal to 100 shares of Class A Common Stock.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 2009, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name	Title of Class	Common Stock Beneficially Owned		Percentage Ownership
Kenneth P. Glynn,	Class A Common Stock	7,940,725,000	(1)	85%
Director, President and Chief	Class B Common Stock	635,258	(2)	100%
Executive Officer	Class C Common Stock	0		0%

YA Global Investments LP	Class A Common Stock	12,675,413,462	(3)	86%
101 Hudson Street, Suite 3700	Class B Common Stock	0		0%
Jersey City, NJ 07302	Class C Common Stock	0		0%

All directors and executive	Class A Common Stock	7,940,725,000		85%
officers as a group	Class B Common Stock	635,258		100%
	Class C Common Stock	0		0%

(1)      Gives the effect to the right of Mr. Glynn, pursuant to a promissory notes and loans executed by SpeechSwitch in favor of Mr. Glynn in the amount of $635,258 ($519,603 of indebtedness and deferred compensation plus accrued and unpaid interest of $115,655) to convert amounts owing under such promissory note, into 635,258 shares of Class B Common Stock which are convertible into approximately 7,940,725,000 shares of our Class A Common Stock, which is at a rate equal to 80% of the lowest price that SpeechSwitch issues shares of Class A Common Stock subsequent to the date of the note.

(2)      Mr. Glynn may at his option convert the $519,603 promissory note and loans plus accrued interest of $115,655 held by him into 635,258 shares of Class B Common Stock of SpeechSwitch at a rate of one dollar per share.

(3)      Gives the effect to the right of YA Global Investments, pursuant to the convertible debenture sold to YA Global Investments in the amount of $1,318,243 ($921,340 of indebtedness plus accrued and unpaid interest of $396,903) to convert amounts owing under such convertible debenture, into 12,675,413,462 shares of our Class A Common Stock, which is at a rate equal to 80% of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to two Assignment and Assignment Agreements dated each June 1, 2009 and June 2, 2009, the Company issued two (2) one-year promissory notes in the aggregate of $37,000 to GlynnTech, Inc, for GlynnTech to assume a like amount of current obligations that the Company was unable to pay from current operations. The debt is due on or before the 1st anniversary and is interest free.  GlynnTech is a private company 100% owned by Kenneth Glynn.

Pursuant to an Intellectual Property Transfer Purchase Agreement dated June 18, 2009, the Company acquired the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) $100,000 one-year promissory notes. The promissory notes are due on or before the 1st anniversary of the notes and are interest free.

On June 17, 2009, Kenneth P. Glynn, President and Chief Executive Officer of the Company, acquired debt owed by SpeechSwitch, Inc. to third party creditors as follows:

(1)	Promissory Note due to Jerome Mahoney dated August 5, 2005 (the “Promissory Note”) having a balance on June 17, 2009 of $71,756 and accrued interest of $98,379;
(2)	Deferred Compensation due to Jerome Mahoney as of June 17, 2009 equal to $319,910;
(3)	Convertible Promissory Note to iVoice, Inc. dated March 5, 2008 the (“Convertible Note”) having a balance on June 17, 2009, $79,936 and accrued interest of $4,344; and
(4)	Loan from iVoice Technology, Inc. to SpeechSwitch, Inc. in the amount of $3,600.

The Promissory Note and the Convertible Note referred to above, will bear interest at the rate of Prime plus 1.0% per annum (4.25% at December 31, 2009) on the unpaid balance until paid.  Under the terms of each the Promissory Note and the Convertible Note , at the option of the holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under each the Promissory Note and the Convertible Note, or (iii) payment of the principal of each the Promissory Note and the Convertible Note before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

The amount of deferred compensation, referred to above, is added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock.

On July 1, 2009, the Company entered into an employment agreement with Mr. Glynn.  Pursuant to the terms of the employment agreement, Mr. Glynn will serve as SpeechSwitch’s President and Chief Executive Officer until June 30, 2010.  As consideration, SpeechSwitch agreed to pay Mr. Glynn a base salary of $96,000 during the term.  In addition, SpeechSwitch agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by SpeechSwitch.  If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company.  If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2009 and December 31, 2008 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit Fees	$0	$12,000

Audit - Related Fees	-0-	-0-

Tax fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$0	$12,000

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.  The tax fees listed above were not approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as part of the report

1.	The following consolidated financial statements of SpeechSwitch, Inc. are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report:

•	Balance Sheets
•	Statement of Operations
•	Statement of Changes in Stockholders’ Deficit
•	Statement of Cash Flows
•	Notes to Financial Statements

All schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

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

10.5*
Consulting Agreement between SpeechSwitch, Inc. and Jerome Mahoney dated February 1, 2008. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q filed on May 15, 2008 and incorporated herein by reference.)

10.6*
Amendment No. 1 to Administrative Services Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-K filed on November 16, 2010 and incorporated herein by reference.)

10.7*
Convertible Promissory Note from SpeechSwitch, Inc. to iVoice, Inc, dated March 5, 2008. (filed as Exhibit 10.8 to SpeechSwitch, Inc’s Form 10-K filed on November 16, 2010 and incorporated herein by reference.)

10.8*
Security Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. (filed as Exhibit 10.9 to SpeechSwitch, Inc’s Form 10-K filed on November 16, 2010 and incorporated herein by reference.)

10.9*
Administrative Services Agreement, dated July1, 2009, between GlynnTech, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q filed on November 22, 2010 and incorporated herein by reference.)

10.10*
Employment Agreement, dated July 1, 2009, between SpeechSwitch, Inc. and Kenneth P. Glynn. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q filed on November 22, 2010 and incorporated herein by reference.)

10.11	Promissory Note dated June 1, 2009 payable to GlynnTech, Inc. for the sum of $25,000 filed herein.

10.12	Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 1, 2009 filed herein.

10.13	Promissory Note dated June 2, 2009 payable to GlynnTech, Inc. for the sum of $12,000 filed herein.

10.14	Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 2, 2009 filed herein.

10.15	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein.

10.16	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein.

10.17	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein.

10.18	Intellectual Property Transfer Purchase Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 18, 2009 filed herein.

14*	Code of Ethics (filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	See Item 15(a)(3) above.

(c)	Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of  1934, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SpeechSwitch, Inc.		December 29, 2010

By:	/s/ Kenneth P. Glynn
Kenneth P. Glynn
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth P. Glynn	December 29, 2010
Kenneth P. Glynn
President, Chief Executive Officer and Chief Financial Officer

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

10.5*
Consulting Agreement between SpeechSwitch, Inc. and Jerome Mahoney dated February 1, 2008. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q filed on May 15, 2008 and incorporated herein by reference.)

10.6*
Amendment No. 1 to Administrative Services Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-K filed on November 16, 2010 and incorporated herein by reference.)

10.7*
Convertible Promissory Note from SpeechSwitch, Inc. to iVoice, Inc, dated March 5, 2008. (filed as Exhibit 10.8 to SpeechSwitch, Inc’s Form 10-K filed on November 16, 2010 and incorporated herein by reference.)

10.8*
Security Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. (filed as Exhibit 10.9 to SpeechSwitch, Inc’s Form 10-K filed on November 16, 2010 and incorporated herein by reference.)

10.9*
Administrative Services Agreement, dated July1, 2009, between GlynnTech, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q filed on November 22, 2010 and incorporated herein by reference.)

10.10*
Employment Agreement, dated July 1, 2009, between SpeechSwitch, Inc. and Kenneth P. Glynn. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q filed on November 22, 2010 and incorporated herein by reference.)

10.11	Promissory Note dated June 1, 2009 payable to GlynnTech, Inc. for the sum of $25,000 filed herein.

10.12	Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 1, 2009 filed herein.

10.13	Promissory Note dated June 2, 2009 payable to GlynnTech, Inc. for the sum of $12,000 filed herein.

10.14	Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 2, 2009 filed herein.

10.15	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein.

10.16	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein.

10.17	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein.

10.18	Intellectual Property Transfer Purchase Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 18, 2009.

14*	Code of Ethics (filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SPEECHSWITCH, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

SPEECHSWITCH, INC.

FINANCIAL STATEMENTS

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008.

SPEECHSWITCH, INC.
Balance Sheets as of December 31

ASSETS	2009 Unaudited	2008 Unaudited
Current assets:
Cash and cash equivalents	$117	$8,371
Accounts receivable, net of allowance for doubtful accounts of $2,862	-	617
Prepaid expenses and other	-	904
Total current assets	117	9,892
Intangible assets, net	300,030	2,315

Total assets	$300,147	$12,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$755,733	$682,366
Due to related parties	367,910	319,910
Deferred maintenance contracts	437	3,786
Notes payable to related parties	71,756	71,756
Promissory notes payable to related parties	337,000	-
Convertible promissory note, net of unamortized debt discount of $50,781 and $66,759, respectively	29,155	13,177
Convertible debenture, net of unamortized debt discount of $74,817 and $381,650, respectively	846,523	539,690
Derivative liability	450,567	935,451
Total current liabilities	2,859,081	2,566,136

Commitments

Stockholders’ Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 1,400,096,193 shares issued and outstanding	806,814	806,814
Class B - $.01 par value; authorized 50,000,000 shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,119,085	2,119,085
Accumulated deficit	(5,484,833)	(5,479,828)
Total stockholders’ deficit	(2,558,934)	(2,553,929)

Total liabilities and stockholders’ deficit	$300,147	$12,207

The accompanying notes are an integral part of the financial statements

SPEECHSWITCH, INC.
Statements of Operations
For the Years Ended December 31

	2009 Unaudited	2008 Unaudited

Net sales	$20,337	$53,759

Cost of sales	4,631	15,769

Gross profit	15,706	37,990

Operating expenses:
Selling and marketing expenses	-	67,087
General and administrative expenses	92,280	272,385
Depreciation and amortization	2,285	3,405
Research and development expenses	6,775	52,057

Total operating expenses	101,340	394,934

Loss from operations	(85,634)	(356,944)

Other income/(expense):
Interest income	-	1,529
Interest expense	(81,444)	(142,021)
Other income	-	31,704
Amortization of debt discount	(322,811)	(360,946)
Gain on valuation of derivative	484,884	1,681,131

Total other income (expense)	80,629	1,211,397

Income (loss) before provision for income taxes	(5,005)	854,453

Provision for income taxes	-	-

Net income (loss) attributable to common shares	$(5,005)	$54,453

Basic income (loss) per common share	$(0.00)	$0.00
Diluted income (loss) per common share	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic	1,400,096,193	1,043,665,103
Diluted	1,400,096,193	10,000,000,000

The accompanying notes are an integral part of the financial statements.

SPEECHSWITCH, INC.
Statements of Changes in Stockholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2008	-	$-	383,858,924	$606,787	-	$-	-	$-	$2,125,375	$(6,334,281)	$(3,602,119)

Issuance of common stock pursuant to terms of the Equity Line of Credit with YA Global (f/k/a/ Cornell Capital Partners)	-	-	134,770,603	36,355	-	-	-	-	(6,290)	-	30,065
Common stock issued for repayment of convertible debenture	-	-	408,466,666	76,111	-	-	-	-	-	-	76,111
Common stock issued for repayment of promissory note	-	-	151,000,000	18,875	-	-	-	-	-	-	18,875
Common stock issued for repayment of debt	-	-	196,000,000	52,306	-	-	-	-	-	-	52,306
Common stock issued in lieu of cash compensation	-	-	126,000,000	16,380	-	-	-	-	-	-	16,380
Net income for the year ended December, 31, 2008	-	-	-	-	-	-	-	-	-	854,453	854,453
Balance at December 31, 2008	-	$-	1,400,096,193	$806,814	-	$-	-	$-	$2,119,085	$(5,479,828)	$(2,553,929)

Net (loss) for the year ended December, 31, 2009	-	-	-	-	-	-	-	-	-	(5,005)	(5,005)
Balance at December 31, 2009	-	$-	1,400,096,193	$806,814	-	$-	-	$-	$2,119,085	$(5,484,833)	$(2,558,934)

The accompanying notes are an integral part of the financial statements.

SPEECHSWITCH, INC.
Statements of Cash Flows
For the Years Ended December 31

	2009 Unaudited	2008 Unaudited
Cash flows from operating activities:
Net income (loss)	$(5,005)	$854,453
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of intangibles	2,285	3,405
(Gain on valuation of derivative	(484,884)	(1,681,131)
Amortization of discount on debt	322,811	360,946
Beneficial interest on conversion of debt	-	66,100
Common stock issued for compensation	-	10,080

Changes in certain assets and liabilities:
Decrease in accounts receivable	617	4,883
Decrease in prepaid expenses	904	10,211
Increase in accounts payable and accrued expenses	73,367	103,855
Increase in due to related parties	48,000	92,428
(Decrease) in deferred maintenance contracts	(3,349)	(1,505)

Net cash (used in) operating activities	(45,254)	(176,275)

Cash flows from investing activities:
Acquisition of intangible assets	(300,000)	-

Net cash (used in) investing activities	(300,000)	-

Cash flows from financing activities:
Issuance of related party debt	337,000	-
Issuance of common stock through equity financing	-	30,065
Repayment of notes payable to related party	-	(31,000)

Net cash provided by (used in) financing activities	337,000	(935)

Net (decrease) in cash and cash equivalents	(8,254)	(177,210)

Cash and cash equivalents, beginning of year	8,371	185,581

Cash and cash equivalents, end of year	$117	$8,371

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:
Taxes Paid	$-	$-
Interest Paid	$-	$-

Non cash transactions:
Issuance of promissory note for purchase of intangible assets	$300,000	$-
Accounts payable converted to convertible promissory note	$37,000	$92,016

The accompanying notes are an integral part of the financial statements.

SPEECHSWITCH, INC.
Statements of Cash Flows (Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the year ended December 31, 2009:

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
DECEMBER 31, 2009 and 2008

NOTE 1 - BACKGROUND

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

On August 5, 2005, the spin-off transaction was accomplished, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into SpeechSwitch (the "Spin-off").  The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

In June 2009 Kenneth P. Glynn acquired debt owed by SpeechSwitch, Inc. to third party creditors and the company moved its headquarters from Matawan, NJ to Flemington, NJ.

In September 2009, Kenneth P. Glynn established the Kenergy Scientific Group to seek new products to be sold under the Kenergy Scientific brand.  The Group acquired a small inventory of solar rechargeable lanterns for testing and eventual sales.

NOTE 2 - BUSINESS OPERATIONS

Prior to June 2009, the Company primarily developed, marketed and licensed the lines of business relating to iVoice's Speech- Enabled Auto Attendant, Name Dialer and Speech Software Developers Kit (Speech SDK) products, which were developed by iVoice. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. The Company also offers a range of support services that enable its customers and channel partners to develop voice-driven applications that use the Company’s software. Our products are designed to be “people oriented”, with features that can be readily used with out special training and manuals.  Our product line of Speech SDK, incorporate this philosophy.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company’s plan was for a one-year developmental stage, followed by product launches in June or July of 2010.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

The Company has only one employee, that is Kenneth P. Glynn, President.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. It is the present intention of Mr. Glynn to defer salary payment for at least 12 months, and possibly until the end of 2010.  All other participants in Company activities are through purchased support services and independent contractors.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of December 31, 2009, the Company had a negative cash flow from operations, negative working capital and limited availability to raise new capital.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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
DECEMBER 31, 2009 and 2008

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses.  For the years ended December 31, 2009 and 2008, advertising expense amounted to $0 and $541, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009 and 2008.

h) Income Taxes

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

j) Intangible Assets

Intangible assets represent costs incurred for trademarks, patents and patent applications. Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

k) Income (loss) per Share

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

The computation of income (loss) per share is as follows:

	December 31, 2009	December 31, 2008
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(5,005)	$854,453
Weighted-average common shares outstanding	1,400,096,193	1,043,665,103
Basic net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(5,005)	$854,453
Weighted-average common shares outstanding	1,400,096,193	1,043,665,103
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	-	8,856,334,897
Weighted-average common shares outstanding	1,400,096,193	10,000,000,000
Basic net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

The Company had common stock equivalents in excess of its authorized capital at December 31, 2008, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 20,616,138,462 and 10,901,903,565 at December 31, 2009 and 2008, respectively.

l) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of December 31, 2009 and 2008, the Company believes it has no significant risk related to its concentration within its accounts receivable.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at December 31, 2009 and 2008.

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

o) Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. ASU 2010-06 is not expected to have a significant effect on the Company’s financial statements.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

NOTE 5  - FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 and 2008. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

December 31, 2009

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$29,155	$-	$29,155
Note payable - other	-	71,756	-	71,756
Note payable - related parties	-	337,000	-	337,000
Convertible debentures	-	846,523	-	846,523
Derivative liabilities	-	450,567	-	450,567
Total Liabilities	$-	$1,735,001	$-	$1,735,001

December 31, 2008

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$13,177	$-	$13,177
Note payable to related parties	-	71,756	-	71,756
Convertible debentures	-	539,690	-	539,690
Derivative liabilities	-	935,451	-	935,451
Total Liabilities	$-	$1,560,074	$-	$1,560,074

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 8 & 9 for more discussion on derivatives.

NOTE 6 - INTANGIBLE ASSETS

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

These assets are reflected at cost, net of accumulated amortization of $16,995 at December 31, 2009.  The net value of intangible assets was $300,030 and $2,315 at December 31, 2009 and 2008, respectively.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 1.0% per annum (4.25% at December 31, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

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

As of December 31, 2009, the outstanding balance due on the promissory note is $71,756, the aggregate amount of deferred compensation is $367,910 and the accrued interest is $109,477.

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTE AND DERIVATIVE LIABILITY

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

As of December 31, 2009, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $6,178.

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

The promissory note has a security interest in substantially all of the assets of the Company. However, the promissory note's interests are second to that of YA Global Investments (see Note 9).

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the year ended December 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $29,703. For the year ended December 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $24,570.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

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

The debenture is secured by substantially all of the assets of the Company.  As of December 31, 2009 and 2008, the outstanding balance on the Convertible Debenture was $921,340.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the year ended December 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of 1,718,958. For the year ended December 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $460,314.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

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

The Standby Equity Distribution Agreement expired on February 5, 2008.

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of December 31, 2009, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of December 31, 2009 and 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,400,096,193 shares were issued and outstanding.

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

For the year ended December 31, 2009, the Company did not have any transactions in its Class A common stock.

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

c) Class B Common Stock

As of December 31, 2009, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.  As of December 31, 2009, no shares were issued or outstanding.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

d) Class C Common Stock

As of December 31, 2009, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of December 31, 2009, no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2009 and 2008.

NOTE 13 -  INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2009	2008
Federal income tax rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(4.1)%	(4.1)%
Effect of valuation allowance	38.1%	38.1%
Effect income tax rate	0.0%	0.0%

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

At December 31, 2009 and 2008 deferred tax assets consist of the following:

	December 31,
	2009	2008

Deferred tax assets	$639,000	$598,000
Less: Valuation allowance	(639,000)	(598,000)

Net deferred tax assets	$-0-	$-0-

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 and 2008

At December 31, 2009 and 2008, the Company had federal net operating loss carryforwards in the approximate amount of $1,880,000 and $1,760,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.