Form 10-Q
period 2010-03-31
SpeechSwitch, Inc.
filed 2011-01-10
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

SPEECHSWITCH, INC.
 (Exact name of the Registrant)

New Jersey	20-1862816
(State of Incorporation)	(I.R.S. Employer ID Number)

6 Minneakoning Road, Flemington, New Jersey	08822
(Address of Principal Executive Offices)	(Zip Code)

908-788-0077
(Registrant’s Telephone No. including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __  No _X_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes __ No _X_

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes__ No _X_

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
1,400,096,193 shares outstanding of Class A Common stock, no par value as of March 31, 2010.
9,462,553,043 shares outstanding of Class A Common stock, no par value as of December 31, 2010.

SPEECHSWITCH, INC.
TABLE OF CONTENTS

		PAGE

	Part I – Financial Information

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets – March 31, 2010 (Unaudited)
	and December 31, 2009 (Unaudited)	1

	Condensed Statements of Operations - Three months ended
	March 31, 2010 and 2009 (Unaudited)	2

	Condensed Statements of Cash Flows - Three months ended
	March 31, 2010 and 2009 (Unaudited)	3-4

	Notes to Condensed Financial Statements (Unaudited)	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20-23

Item 4T.	Controls and Procedures	24

	Part II – Other Information

Item 1.	Legal Proceedings	25

Item 1a.	Risk Factors	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Part 1.  Financial Statements

Item 1 - Financial Statements
SPEECHSWITCH, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$28	$117

Intangible assets, net	300,019	300,030

Total assets	$300,047	$300,147

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$802,731	$755,733
Due to related parties	391,910	367,910
Deferred maintenance contracts	-	437
Note payable to related parties	71,756	71,756
Promissory note due to related parties	337,000	337,000
Convertible promissory note, net of unamortized debt discount of $46,841 and $50,781, respectively	33,095	29,155
Convertible debenture, net of unamortized debt discount of $0 and $74,817, respectively	921,340	846,523
Derivative liabilities	502,116	450,567
Total current liabilities	3,059,948	2,859,081

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 1,400,096,193shares issued and outstanding	806,814	806,814
Class B - $.01 par value; authorized 50,000,000 Shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,119,085	2,119,085
Accumulated deficit	(5,685,800)	(5,484,833)
Total stockholders' deficit	(2,759,901)	(2,558,934)

Total liabilities and stockholders' deficit	$300,047	$300,147

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months Ended
	March 31, 2010	March 31, 2009

Net sales	$437	$11,944
Cost of sales	--	3,385

Gross margin	437	8,559

Operating expenses:
General and administrative expenses	48,627	9,688
Depreciation and amortization	11	851
Engineering, research, & development	--	5,875

Total operating expenses	48,638	16,414

Loss from operations	(48,201)	(7,855)

Other income (expense):
Interest expense	(22,460)	(17,267)
Amortization of debt discount	(78,757)	(79,597)
Gain (loss) on valuation of derivative	(51,549)	288,110

Total other income (expense)	(152,766)	191,246

Income (loss) from operations before Income taxes	(200,967)	183,391

Provision for income taxes		-	-

Net income (loss) attributable to common Shares		$(200,967)	$183,391

Basic income (loss) per common share	$	(0.00)	$0.00
Diluted income (loss) per common share	$	(0.00)	$0.00

Weighted average shares outstanding -
Basic		1,400,096,193	1,400,096,193
Diluted		1,400,096,193	10,000,000,000

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$(200,967)	$183,391
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangibles	11	851
(Gain) loss on valuation of derivative	51,549	(288,110)
Amortization of debt discount	78,757	79,597

Changes in assets and liabilities:
Decrease in prepaid expenses	-	904
Increase in accounts payable and accrued liabilities	46,998	14,720
Increase in amounts due to related parties	24,000	-
(Decrease) increase in deferred maintenance contracts	(437)	1,244

Net cash (used in) operating activities	(89)	(7,403)

Net (decrease) in cash and cash equivalents	(89)	(7,403)

Cash and cash equivalents at beginning of period	117	8,371

Cash and cash equivalents at end of period	$28	$968

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the three months ended March 31, 2009:

a)	The Company issued an aggregate of $37,000 of Promissory Notes to GlynnTech, Inc. to replace a like amount of current debt assumed by GlynnTech, Inc.

b)	The Company issued an aggregate of $300,000 of Promissory Notes to GlynnTech, Inc. to acquire a cancer treatment drug delivery system being developed and patented by GlynnTech, Inc.

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 1                      Background

SpeechSwitch, Inc. (the “Company”) was incorporated in New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice, Inc.  It was engaged in the design, manufacture, and marketing of specialized telecommunication equipment until mid-2009.  As of March 31, 2010, the Company employed 1 full-time employee and no part-time employees.  In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in June or July of 2010.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

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

(a)
On June 18, 2009, the Company acquired rights and ownership from Glynntech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents.  The sale was “at cost” of GlynnTech, Inc. in the amount of $425,000.00.  The Agreement called for $300,000.00 in one-year notes, and a balance of $125,000.00 only upon issuance of one or more patents (also to be paid with a one-year note upon issuance of a patent).  The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to SpeechSwitch, Inc.  Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level of interest in potential purchase of this technology following FDA approval of this product.  It is anticipated that FDA filings will be made prior to December 31, 2010.

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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

Employees

The Company has only one employee, that is Kenneth P. Glynn, President.  It is the present intention of Mr. Glynn to defer salary payment for at least the next 6 months, and possibly until the end of 2010.  All other participants in Company activities are through purchased support services and independent contractors.

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
March 31, 2010 and 2009

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of March 31, 2010, the Company had a negative cash flow from operations, negative working capital and a net loss for the three months ending March 31, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing new products and increasing their sales to new customers, to achieve profitability and to generate a positive cash flow. However, these plans are dependent upon obtaining additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4                      Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 unaudited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

e)    Research and Development Costs

Research and development costs are charged to expense as incurred.

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2010 and December 31, 2009.

g)    Intangible Assets

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

i)    Derivative Liabilities

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

j)    Fair Value of Instruments

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of March 31, 2010, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at March 31, 2010 and December 31, 2009 were $0.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

	Three months Ended	Three months Ended
	March 31, 2010	March 31, 2009
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(200,967)	$183,391
Weighted-average common shares outstanding	1,400,096,193	1,400,096,193
Basic net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(200,967)	$183,291
Weighted-average common shares outstanding	1,400,096,193	1,400,096,193
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	-	8,599,903,807
Total adjusted weighted-average shares	1,400,096,193	10,000,000,000
Diluted net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

The Company had common stock equivalents in excess of its authorized capital at March 31, 2009, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 21,099,209,616 at March 31, 2010.

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. In June 2009, the Company also acquired some patent rights for $300,000. These assets are reflected at cost, net of accumulated amortization of $17,006, at March 31, 2010.

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

At March 31, 2010 and December 31, 2009 deferred tax assets consist of the following:

	March 31, 2010	December 31, 2009
Deferred tax assets	$655,000	$639,000
Less: Valuation Allowance	(655,000)	(639,000)
Net deferred tax assets	$-0-	$-0-

At March 31, 2010 and December 31, 2009, the Company had federal net operating loss carry forwards in the approximate amounts of $1,925,000 and $1,880,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

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

The aggregate value of these promissory notes are $337,000 at March 31, 2010.

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

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 2.0% per annum (5.25% at March 31, 2010) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

As of March 31, 2010, the outstanding balance due on the promissory note is $71,756, the aggregate amount of deferred compensation is $391,910 and the accrued interest is $121,563.

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
March 31, 2010 and 2009

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

As of March 31, 2010, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $7,016.

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

The promissory note has a security interest in substantially all of the assets of the Company. However, the promissory note's interests are second to that of YA Global Investments (see Note 10).

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $7,207. For the three months ended March 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $20,491.

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

As of March 31, 2010, the outstanding balance on the Convertible Debenture was $921,340.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $44,342. For the three months ended March 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $267,619

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 11       Capital Stock

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

b) Class A Common Stock

As of March 31, 2010, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,400,096,193 shares were issued and outstanding.

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

c) Class B Common Stock

As of March 31, 2010, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock.

Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.  As of March 31, 2010no shares were issued or outstanding.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

d) Class C Common Stock

As of March 31, 2010 here are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of March 31, 2010 o shares were issued or outstanding.

Note 12      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2010.

Note 13         New Accounting Pronouncements

In April, 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method.” ASU 2010-17 amends ASC 605 “Revenue Recognition” to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company does not expect the adoption of ASU 2010-17 to have an effect on the Company’s financial statements.

Note 14         Fair Value Measurements

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2010

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$33,095	$-	$33,095
Note payable - other	-	71,756	-	71,756
Note payable - related parties	-	337,000	-	337,000
Convertible debentures	-	921,340	-	921,340
Derivative liabilities	-	502,116	-	502,116
Total Liabilities	$-	$1,865,307	$-	$1,865,307

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009

December 31, 2009

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$29,155	$-	$29,155
Note payable - other	-	71,756	-	71,756
Notes payable - related parties	-	337,000	-	337,000
Convertible debentures	-	846,523	-	846,523
Derivative liabilities	-	450,567	-	450,567
Total Liabilities	$-	$1,735,001	$-	$1,735,001

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2009 entitled “Risk Factors”.

Overview and Plan of Operation

As of March 31, 2010, the Company employed 1 full-time employee.  In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in June or July of 2010. SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch. SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Results of Operations

All revenues reported by SpeechSwitch through March 31, 2010, are derived from our speech recognition software products installations and maintenance. For the three months ended March 31, 2010, total revenues decreased $11,507 (96%) to $437 as compared to the same period in the prior year of $11,944. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Concurrent with the recent change in management, the new management has decided to move away from the speech recognition business and is pursuing developing the solar power generating marketplace.

Gross margin for the three months ended March 31, 2010 decreased $8,122 (95%) as compared to the same periods in the prior year. Cost of sales in the prior year represent hardware costs for product installations.

Total operating expenses increased $32,224 (196%) to $48,638 for the three months March 31, 2010, as compared to the same periods in the prior year, as a result of the Company investing resources in reestablishing the operations. Incremental expenses will be paid in the future when funding becomes available.

Total other income (expense) for the three months ended March 31, 2010 was total expense of $152,766 as compared to total income of $191,246 for the three months ended March 31, 2009, for a change of $344,012.  This change is primarily attributed to the reversal of a gain on revaluation of derivatives to a loss on revaluation of derivatives in the current period.

Net loss for the three months ended March 31, 2010 was $200,967 as compared to a net income of $183,391 for the three months March 31, 2009. The unfavorable changes for the three months ending March 31, 2010, were primarily from the unfavorable changes in revaluation of derivatives and the increased investment in operating expenses.

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

For the three months ended months March 31, 2010, the Company had a net decrease in cash of $89.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $89 and $7,403 in cash for operating activities for the three months ended March 31, 2010 and 2009, respectively. The current cash operating losses are being funded by deferred payments to vendors and related parties.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2010.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

SPEECHSWITCH, INC.

Date: January 10, 2011	By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.