Form 10-Q
period 2010-06-30
SpeechSwitch, Inc.
filed 2011-01-10
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
7,316,583,693 shares outstanding of Class A Common stock, no par value as of June 30, 2010.
9,462,553,043 shares outstanding of Class A Common stock, no par value as of December 31, 2010.

SPEECHSWITCH, INC.
TABLE OF CONTENTS

		PAGE

	Part I – Financial Information

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets – June 30, 2010 (Unaudited)
	and December 31, 2009 (Unaudited)	1

	Condensed Statements of Operations - Six months and three months ended
	June 30, 2010 and 2009 (Unaudited)	2

	Condensed Statements of Cash Flows - Six months ended
	June 30, 2010 and 2009 (Unaudited)	3-4

	Notes to Condensed Financial Statements (Unaudited)	5-20

Item 2.	Management’s Discussion and Analysis of Financial Position
	and Results of Operations	21-24

Item 4T.	Controls and Procedures	25

	Part II – Other Information

Item 1.	Legal Proceedings	26

Item 1a.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26-27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Part 1.  Financial Statements

Item 1 - Financial Statements
SPEECHSWITCH, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$450	$117
Inventories	277	-
Total current assets	727	117

Intangible assets, net	300,008	300,030

Total assets	$300,735	$300,147

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$705,121	$755,733
Due to related parties	105,352	367,910
Deferred maintenance contracts	-	437
Note payable to related parties	-	71,756
Promissory note due to related parties	-	337,000
Convertible promissory note, net of unamortized debt discount of $42,857 and $50,781, respectively	37,079	29,155
Convertible debentures, net of unamortized debt discount of $200,000 and $74,817, respectively	887,340	846,523
Derivative liabilities	2,018,555	450,567
Total current liabilities	3,753,447	2,859,081

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 7,316,583,693 and 1,400,096,193 shares issued and outstanding, respectively	3,103,954	806,814
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 and 0 shares issued and outstanding, respectively	100	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,128,985	2,119,085
Accumulated deficit	(8,685,751)	(5,484,833)
Total stockholders' deficit	(3,452,712)	(2,558,934)

Total liabilities and stockholders' deficit	$300,735	$300,147

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Six months ended		Three months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$437	$17,291	$--	$5,347
Cost of sales	--	4,631	--	1,246

Gross margin	437	12,660	--	4,101

Operating expenses:
General and administrative expenses	80,948	12,866	32,321	3,178
Depreciation and amortization	22	1,702	11	851
Engineering, research, & development	--	6,775	--	900

Total operating expenses	80,970	21,343	32,332	4,929

Loss from operations	(80,533)	(8,683)	(32,332)	(828)

Other income (expense):
Interest expense	(1,669,656)	(35,524)	(1,647,196)	(18,257)
Amortization of debt discount	(219,741)	(160,079)	(140,984)	(80,482)
Gain (loss) on valuation of derivative	(1,230,988)	589,173	(1,179,439)	301,063

Total other income (expense)	(3,120,385)	393,570	(2,967,619)	202,324

Income (loss) from operations before Income taxes	(3,200,918)	384,887	(2,999,951)	201,496

Provision for income taxes		-	-		-	-

Net income (loss) attributable to common Shares		$(3,200,918)	$384,887		$(2,999,951)	$201,496

Basic income (loss) per common share	$	(0.00)	$0.00	$	(0.00)	$0.00
Diluted income (loss) per common share	$	(0.00)	$0.00	$	(0.00)	$0.00

Weighted average shares outstanding -
Basic		2,513,591,013	1,400,096,193		3,614,849,627	1,400,096,193
Diluted		2,513,591,013	10,000,000,000		3,614,849,627	10,000,000,000

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(3,200,918)	$384,887
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangibles	22	1,702
(Gain) loss on valuation of derivative	1,230,988	(589,173)
Amortization of debt discount	219,741	160,079
Beneficial interest on conversion of debt	1,626,715	-
Changes in assets and liabilities:
Decrease in accounts receivable	-	617
Increase in inventories	(277)	-
Decrease in prepaid expenses	-	904
Increase (decrease) in accounts payable and accrued Liabilities	67,147	(3,752)
Increase in amounts due to related parties	57,352	-
Decrease in deferred maintenance contracts	(437)	(303)
Net cash provided by (used in) operating activities	333	(45,039)

Cash flows from investing activities:
Purchase of intangible assets from related parties	-	(300,000)
Net cash (used in) investing activities	-	(300,000)

Cash flows from financing activities:
Issuance of promissory notes - related party	-	337,000
Net cash provided by financing activities	-	337,000

Net increase (decrease) in cash and cash equivalents	333	(8,039)

Cash and cash equivalents at beginning of period	117	8,371

Cash and cash equivalents at end of period	$450	$332

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-Cash Transactions
Related Part Notes converted to Convertible Debentures	$337,000	$-
Accounts Payable converted to Promissory Notes	$-	$37,000
Issuance of promissory note for purchase of intangible assets	$-	$300,000

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the six months ended June 30, 2010:

a)
The Company issued an aggregate of 5,645,862,500 shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

b)
The Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under various Promissory Notes from GlynnTech, Inc to EPIC Worldwide, Inc. The Company was in default on the original notes and this allowed the Company to extend the payment terms for an additional year while the Company attains alternate financing. (See note 10 for terms of these agreements.)

c)
The Company issued an aggregate of 202,625,000 shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $389,843. The difference in the market value and the reduction in debt of $137,000 was charged to beneficial interest in the amount of $252,843.

d)
The Company issued 68,000,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

For the six months ended June 30, 2009:

e)	The Company issued an aggregate of $37,000 of Promissory Notes to GlynnTech, Inc. to replace a like amount of current debt assumed by GlynnTech, Inc.

f)	The Company issued an aggregate of $300,000 of Promissory Notes to GlynnTech, Inc. to acquire a cancer treatment drug delivery system being developed and patented by GlynnTech, Inc.

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

Manage OEM and Reseller Accounts

While we have traditionally sold our product primarily on a direct basis with our existing officers and employees fulfilling orders received by telephone and over the internet, we will seek to obtain new OEM and reseller relationships that will serve as an extension of our sales team which has yet to be hired.  We currently have no material strategic alliances with any OEMs or resellers, but will vigorously attempt to establish significant long-term relationships of this type over the next 18 months.

Sales and Marketing

Sales will not be initiated until third quarter of 2010, due to research and development, product selections, product testing and other launch preparation.  Sales will be through the internet website to be developed, through third party retail and internet sites and through third party distributors.  In 2011, the Company is expected to expand its store plans to include franchised stores.

Intellectual Property Rights

The Company has acquired pending patent rights for the cancer treatment patent applications, two applications have a status of pending in the United Stares Patent and Trademark Office.  No foreign counterparts have been filed at this time.

Employees

The Company has only one employee, that is Kenneth P. Glynn, President.  It is the present intention of Mr. Glynn to defer salary payment for at least the next 6 months.  All other participants in Company activities are through purchased support services and independent contractors.

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
June 30, 2010 and 2009

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of June 30, 2010, the Company had nominal cash flow from operations, negative working capital and a net loss for the six months ending June 30, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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
June 30, 2010 and 2009

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
June 30, 2010 and 2009

e)    Research and Development Costs

Research and development costs are charged to expense as incurred.

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2010 and December 31, 2009.

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of June 30, 2010, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at June 30, 2010 and December 31, 2009 were $0.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

	Six months Ended	Six months Ended
	June 30, 2010	June 30, 2009
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(3,200,918)	$384,887
Weighted-average common shares outstanding	2,513,591,013	1,400,096,193
Basic net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(3,200,918)	$384,887
Weighted-average common shares outstanding	2,513,591,013	1,400,096,193
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	-	8,599,903,807
Total adjusted weighted-average shares	2,513,591,013	10,000,000,000
Diluted net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

The Company had common stock equivalents in excess of its authorized capital at June 30, 2009, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 4,007,004,747 at June 30, 2010.

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. In June 2009, the Company also acquired some patent rights for $300,000. These assets are reflected at cost, net of accumulated amortization of $17,017, at June 30, 2010.

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

At June 30, 2010 and December 31, 2009 deferred tax assets consist of the following:

	June 20, 2010	December 31, 2009
Deferred tax assets	$664,000	$639,000
Less: Valuation Allowance	(664,000)	(639,000)
Net deferred tax assets	$-0-	$-0-

At June 30, 2010 and December 31, 2009, the Company had federal net operating loss carry forwards in the approximate amounts of $1,950,000 and $1,880,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

On June 8, 2010 and June 22, 2010, the Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under these one-year promissory notes to EPIC Worldwide, Inc. The Company was in default on the original notes and this allowed the Company to extend the payment terms for an additional year while the Company attains alternate financing.

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

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 2.0% per annum (5.25% at June 30, 2010) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

The amount of deferred compensation, referred to above, is added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock.

On May 27, 2010, the Company issued an aggregate of 5,645,862,500 shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 (items #1 and #2 above) of promissory notes and accrued interest due to Mr. Glynn. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

On July 1, 2009, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000 for the 1st year.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. As of June 30, 2010, the total amount due to Mr. Glynn for unpaid compensation is $96,000.

During the six months ended June 30, 2010, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of June 30, 2010, the aggregate amounts due for these payments is $9,352.

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

As of June 30, 2010, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $7,863.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

The promissory note has a security interest in substantially all of the assets of the Company. However, the promissory note's interests are second to that of YA Global Investments (see Note 10).

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $1,091,080. For the six months ended June 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $58,176.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

During the six months ended June 30, 2010, the Company issued 68,000,000 shares of Class A common stock for repayment valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

As of June 30, 2010, the outstanding balance on the YA Global Convertible Debenture was $887,340.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $289,390. For the six months ended June 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $530,997.

On June 8, 2010 and June 22, 2010, the Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under various Promissory Notes due to GlynnTech, Inc to EPIC Worldwide, Inc. (the “Investor”). The wrap-around agreements also modified the original terms to extend the due dates by one year, to include provisions to allow the Investor to convert the amounts due into common stock at a 50% discount of the average three deep bid on the day of conversion and to increase the interest rate to 15% after a 60 day interest free period.

 During the six months ended June 30, 2010, the Company issued an aggregate of 202,625,000 shares of Class A common stock for repayment valued at $389,843. The difference in the market value and the reduction in debt of $137,000 was charged to beneficial interest in the amount of $252,843.

As of June 30, 2010, the outstanding balance on the EPIC Convertible Notes were $200,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 227.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $337,000, and charged Other Expense - Loss on Valuation of Derivative for $264,858. During the six months ended June 30, 2010, the Company had paid down $137,000 of these notes. For the six months ended June 30, 2010, the Company recorded a Gain on Valuation of Derivative in the amount of $414,340 on the pay down of the debt and the fluctuation in the current market prices.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

b) Class A Common Stock

As of June 30, 2010, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 7,316,583,693 shares were issued and outstanding.

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

c) Class B Common Stock

As of June 30, 2010, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share, 10,000 shares were issued and outstanding.

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

d) Class C Common Stock

As of June 30, 2010 here are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share, no shares were issued or outstanding.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

Note 12      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of June 30, 2010.

Note 13         New Accounting Pronouncements

In July, 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)”. The intent is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is effective for interim and annual reporting periods beginning on or after December 15, 2010.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2010

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$37,079	$-	$37,079
Convertible debentures	-	887,340	-	887,340
Derivative liabilities	-	2,018,555	-	2,018,555
Total Liabilities	$-	$2,942,974	$-	$2,942,974

December 31, 2009

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$29,155	$-	$29,155
Note payable - other	-	71,756	-	71,756
Notes payable - related parties	-	337,000	-	337,000
Convertible debentures	-	846,523	-	846,523
Derivative liabilities	-	450,567	-	450,567
Total Liabilities	$-	$1,735,001	$-	$1,735,001

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 9 & 10 for more discussion on derivatives.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009

Note 16                      Subsequent Events
The Company extended the employment agreement with Kenneth P, Glynn until July 1, 2011.  Pursuant to the terms of the employment agreement, Mr. Glynn will serve as President and Chief Executive Officer for an additional term of one (1) year. As consideration, the Company agreed to pay Mr. Glynn a base salary of $96,000 during the current term and shall be increased on each anniversary as deemed appropriate by the Board of Directors.  In addition, SpeechSwitch agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by SpeechSwitch.  If SpeechSwitch records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company.  If SpeechSwitch records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

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

Overview and Plan of Operation

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in the third quarter of 2010. SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch. SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Results of Operations

All revenues reported by SpeechSwitch through June 30, 2010, are derived from our speech recognition software products installations and maintenance. For the six months ended June 30, 2010, total revenues decreased $16,854 (98%) to $437 as compared to the same period in the prior year of $17,291. For the three months ended June 30, 2010, total revenues decreased from $5,347 to $0 as compared to the same period in the prior year. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Concurrent with the recent change in management, the new management has decided to move away from the speech recognition business and is pursuing developing the solar power generating marketplace.

Gross margin for the six months ended June 30, 2010 decreased $12,223 (97%) as compared to the same periods in the prior year. For the three months ended June 30, 2010 decreased from $4,101 to $0 as compared to the same period in the prior year. Cost of sales in the prior year represent hardware costs for product installations.

Total operating expenses increased $59,627 (279%) to $80,970 for the six months June 30, 2010, as compared to the same periods in the prior year. For the three months ended June 30, 2010, operating expenses increased $27,403 (556%) to $32,332, as compared to the same period in the prior year. The increases were the result of the Company investing resources in reestablishing the operations. Incremental expenses will be paid in the future when funding becomes available.

Total other income (expense) for the six months ended June 30, 2010 was total expense of $3,120,385 as compared to total income of $393,570 for the six months ended June 30, 2009, for a change of $3,513,955. Total other income (expense) for the three months ended June 30, 2010 was total expense of $2,967,619 as compared to total income of $202,324 for the three months ended June 30, 2009, for a change of $3,169,943.   These changes are primarily attributed to the reversal of a gain on revaluation of derivatives to a loss on revaluation of derivatives in the current period and the write off of $1.6 million of beneficial interest on debt conversions into stock during the period.

Net loss for the six months ended June 30, 2010 was $3,200,918 as compared to a net income of $384,887 for the six months June 30, 2009. Net loss for the three months ended June 30, 2010 was $2,999,951 as compared to a net income of $201,496 for the three months June 30, 2009. The unfavorable changes for the six months and three months ending June 30, 2010, were primarily from the unfavorable changes in revaluation of derivatives, the write off of beneficial interest and the increased investment in operating expenses.

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

For the six months ended months June 30, 2010, the Company had a net increase in cash of $333.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company provided $333 in cash for operating activities for the six months ended June 30, 2010 and used $45,039 in cash for operating activities for the six months ended 2009. The current cash operating losses are being funded by deferred payments to vendors and related parties.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2010.

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued an aggregate of 5,645,862,500 shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009.

The Company issued an aggregate of 202,625,000 shares of Class A common stock to EPIC Worldwide, Inc. for repayment of convertible debt in lieu of cash, valued at $389,843.

The Company issued 68,000,000 shares of Class A common stock to YA Global Investment, Inc. for repayment of convertible debenture in lieu of cash, valued at $157,080.

Item 5.                    Other Information.

(a)	Section 1 - Registrant's Business and Operations

Item 1.01 Entry into a Material Definitive Agreement.

On June 8, 2010 and June 22, 2010, the Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under various Promissory Notes due to GlynnTech, Inc to EPIC Worldwide, Inc. (the “Investor”). The wrap-around agreements also modified the original terms to extend the due dates by one year, to include provisions to allow the Investor to convert the amounts due into common stock at a 50% discount of the average three deep bid on the day of conversion and to increase the interest rate to 15% after a 60 day interest free period. These agreements are filed as Exhibit 10.1 and 10.2 herein.

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

Item 6.                    Exhibits

10.1	Wrap-around Agreement, dated June 8, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc.
10.2	Wrap-around Agreement, dated June 22, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEECHSWITCH, INC.

Date: January 6, 2011	By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

10.1	Wrap-around Agreement, dated June 8, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc.

10.2	Wrap-around Agreement, dated June 22, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.