Form 10-Q
period 2010-09-30
SpeechSwitch, Inc.
filed 2011-01-10
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
___
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
8,150,053,043 shares outstanding of Class A Common stock, no par value as of September 30, 2010.
9,462,553,043 shares outstanding of Class A Common stock, no par value as of December 31, 2010.

SPEECHSWITCH, INC.
TABLE OF CONTENTS

		PAGE

	Part I – Financial Information

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets – September 30, 2010 (Unaudited)
	and December 31, 2009 (Unaudited)	1

	Condensed Statements of Operations - Nine months and three months ended
	September 30, 2010 and 2009 (Unaudited)	2

	Condensed Statements of Cash Flows - Nine months ended
	September 30, 2010 and 2009 (Unaudited)	3-4

	Notes to Condensed Financial Statements (Unaudited)	5-21

Item 2.	Management’s Discussion and Analysis of Financial Position
	and Results of Operations	22-25

Item 4T.	Controls and Procedures	26

	Part II – Other Information

Item 1.	Legal Proceedings	27

Item 1a.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	28

Item 6.	Exhibits	29

Part 1.  Financial Statements

Item 1 - Financial Statements
SPEECHSWITCH, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$85,738	$117
Inventories	10,654	-
Total current assets	96,392	117

Intangible assets, net	312,045	300,030

Total assets	$408,437	$300,147

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$599,037	$755,733
Due to related parties	128,442	367,910
Deferred maintenance contracts	-	437
Note payable to related parties	-	71,756
Promissory note due to related parties	-	337,000
Convertible promissory note, net of unamortized debt discount of $38,830 and $50,781, respectively	41,106	29,155
Convertible debentures, net of unamortized debt discount of $175,482 and $74,817, respectively	859,349	846,523
Derivative liabilities	1,702,771	450,567
Total current liabilities	3,330,705	2,859,081

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A - no par value; authorized 10,000,000,000 shares; 8,150,053,043 and 1,400,096,193 shares issued and outstanding, respectively	3,930,646	806,814
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 and 0 shares issued and outstanding, respectively	100	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,128,985	2,119,085
Accumulated deficit	(8,981,999)	(5,484,833)
Total stockholders' deficit	(2,922,268)	(2,558,934)

Total liabilities and stockholders' deficit	$408,437	$300,147

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine months ended		Three months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	$816	$18,998	$379	$1,707
Cost of sales	177	4,631	177	--

Gross margin	639	14,367	202	1,707

Operating expenses:
General and administrative expenses	186,921	52,555	105,973	39,689
Depreciation and amortization	30	2,274	8	572
Engineering, research, & development	--	6,775	--	--

Total operating expenses	186,951	61,604	105,981	40,261

Loss from operations	(186,312)	(47,237)	(105,779)	(38,554)

Other income (expense):
Interest expense	(2,152,614)	(58,484)	(482,958)	(22,960)
Other income	5,250	--	5,250	--
Amortization of debt discount	(391,694)	(241,445)	(171,953)	(81,366)
Gain (loss) on valuation of derivative	(771,796)	562,418	459,192	(26,755)

Total other income (expense)	(3,310,854)	262,489	(190,469)	(131,081)

Income (loss) from operations before Income taxes	(3,497,166)	215,252	(296,248)	(169,635)

Provision for income taxes		-	-		-	-

Net income (loss) attributable to common Shares		$(3,497,166)	$215,252		$(296,248)	$(169,635)

Basic income (loss) per common share	$	(0.00)	$0.00	$	(0.00)	$0.00
Diluted income (loss) per common share	$	(0.00)	$0.00	$	(0.00)	$0.00

Weighted average shares outstanding -
Basic		4,299,765,457	1,400,096,193		7,813,869,526	1,400,096,193
Diluted		4,299,765,457	10,000,000,000		7,813,869,526	1,400,096,193

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(3,497,166)	$215,252
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangibles	30	2,274
(Gain) loss on valuation of derivative	771,796	(562,418)
Amortization of debt discount	391,694	241,445
Beneficial interest on conversion of debt	2,094,699	-
Changes in assets and liabilities:
Decrease in accounts receivable	-	617
Increase in inventories	(10,654)	-
Decrease in prepaid expenses	-	904
Increase in accounts payable and accrued Liabilities	117,262	34,807
Increase in amounts due to related parties	80,442	24,000
Decrease in deferred maintenance contracts	(437)	(2,010)
Net cash provided by (used in) operating activities	(52,334)	(45,129)

Cash flows from investing activities:
Purchase of intangible assets from related parties	(12,045)	(300,000)
Net cash (used in) investing activities	(12,045)	(300,000)

Cash flows from financing activities:
Issuance of convertible debt – trade	150,000	-
Issuance of promissory notes - related party	-	337,000
Net cash provided by financing activities	150,000	337,000

Net increase (decrease) in cash and cash equivalents	85,621	(8,129)

Cash and cash equivalents at beginning of period	117	8,371

Cash and cash equivalents at end of period	$85,738	$242

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-Cash Transactions
Related Part Notes converted to Convertible Debt	$337,000	$-
Accounts Payable converted to Convertible Debt	$156,199	$37,000
Issuance of promissory note for purchase of intangible assets	$-	$300,000

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the nine months ended September 30, 2010:

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

c)
On July 26, 2010, the convertible debenture with YA Global Investments, LP was amended and restated in order to replace the existing debenture with five (5) debentures of $208,707.74 each. The amendments had the effect of reclassing $156,199 of non-interest bearing accrued interest into the secured convertible debenture.  (See note 10 for terms of these agreements.)

d)
The Company issued an aggregate of 556,825,000 shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

e)
The Company issued 479,269,350 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $464,308. The difference in the market value and the reduction in debt of $208,708 was charged to beneficial interest in the amount of $255,600.

f)
The Company issued 68,000,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

For the nine months ended September 30, 2009:

g)	The Company issued an aggregate of $37,000 of Promissory Notes to GlynnTech, Inc. to replace a like amount of current debt assumed by GlynnTech, Inc.

h)	The Company issued an aggregate of $300,000 of Promissory Notes to GlynnTech, Inc. to acquire a cancer treatment drug delivery system being developed and patented by GlynnTech, Inc.

See accompanying notes to condensed financial statements

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

Note 1                      Background

SpeechSwitch, Inc. (the “Company”) was incorporated in New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice, Inc.  It was engaged in the design, manufacture, and marketing of specialized telecommunication equipment until mid-2009.  In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in 2010.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

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
September 30, 2010 and 2009

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

Distribution

Within the first year the Company created a viable website and over the next couple of months expects to have representatives contracting major retailers and multimedia advertising for the solar powered rechargers and other products.  In addition, the Company expects to have at least one retail store opening soon, as well as offering additinal products made from recycled materials and/or biodegradable materials in the marketplace.

Product Development

We currently have significant long term plans to engage in future research and development, to create valuable intellectual property rights and/or to launch new products.  The Company will acquire third party patent rights, develop its own patent rights and evolve both new product and intellectual property transfer (sale or license) opportunities.

Business Development

Business development objectives at SpeechSwitch are focused on the primary functions as listed below:

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
September 30, 2010 and 2009

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

Sales and Marketing

The Company had nominal sales during the third quarter of 2010. Sales have been slow due to research and development, product selections, product testing and other launch preparation.  Sales in the third quarter were through the internet website and additional opportunities are being developed, through third party retail and internet sites and through third party distributors.  In 2011, the Company is expected to expand its store plans to include franchised stores.

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
September 30, 2010 and 2009

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of September 30, 2010, the Company had a negative cash flow from operations, negative working capital and a net loss for the nine months ending September 30, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

e)    Research and Development Costs

Research and development costs are charged to expense as incurred.

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2010 and December 31, 2009.

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

In the third quarter of 2010, the Company paid an additional $12,045 for fees related to work on the cancer drug delivery system and to register several “Green” trademark applications.

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
September 30, 2010 and 2009

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of September 30, 2010, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at September 30, 2010 and December 31, 2009 were $0.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

	Nine months Ended	Nine months Ended
	September 30, 2010	September 30, 2009
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(3,497,166)	$215,252
Weighted-average common shares outstanding	4,299,765,457	1,400,096,193
Basic net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(3,497,166)	$215,252
Weighted-average common shares outstanding	4,299,765,457	1,400,096,193
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	-	8,599,903,807
Total adjusted weighted-average shares	4,299,765,457	10,000,000,000
Diluted net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

The Company had common stock equivalents in excess of its authorized capital at September 30, 2009, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 5,242,075,993 at September 30, 2010.

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. In June 2009, the Company also acquired some patent rights for $300,000. In the thrid quarter of 2010, the Company paid an additional $12,045 for fees related to work on the cancer drug delivery system and to register several “Green” trademark applications.

These assets are reflected at cost, net of accumulated amortization of $17,025, at September 30, 2010.

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

At September 30, 2010 and December 31, 2009 deferred tax assets consist of the following:

	September 30, 2010	December 31, 2009
Deferred tax assets	$695,000	$639,000
Less: Valuation Allowance	(695,000)	(639,000)
Net deferred tax assets	$-0-	$-0-

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

At September 30, 2010 and December 31, 2009, the Company had federal net operating loss carry forwards in the approximate amounts of $2,045,000 and $1,880,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 2.0% per annum (5.25% at September 30, 2010) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

The amount of deferred compensation, referred to above, is added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

On May 27, 2010, the Company issued an aggregate of 5,645,862,500 shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 (items #1 and #2 above) of promissory notes and accrued interest due to Mr. Glynn. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

On July 1, 2010, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. As of September 30, 2010, the total amount due to Mr. Glynn for unpaid compensation is $120,000.

During the nine months ended September 30, 2010, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of September 30, 2010, the aggregate amounts due for these payments is $8,442.

On July 1, 2010, the Company extended the Administrative Services Agreement with GlynnTech, Inc to provide back office administrative support to the Company.  The administrative services agreement was for an initial term of one year and was extended for an additional one-year periods at the Company’s request. The amended fees are $4,500 per month but may be reduced in scope or eliminated at any time upon 90 days’ prior written notice by the Company to GlynnTech.

Note 9                    Convertible Promissory Note and Derivative Liability (Related Party)

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

As of September 30, 2010, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $8,719.

14

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $532,606. For the nine months ended September 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $49,648.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

On July 26, 2010, the convertible debenture with YA Global Investments, LP was amended and restated in order to replace the existing debenture with five (5) debentures of $208,707.74 each. The term of the debentures were amended to extend the due date until July 29, 2011. The amendments had the effect of reclassing $156,199 of non-interest bearing accrued interest into the secured convertible debentures.

During the nine months ended September 30, 2010, the Company issued 68,000,000 shares of Class A common stock to YA Global for repayment valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

During the nine months ended September 30, 2010, the Company consented to the assignment of three (3) of the above debentures from YA Global Investments, LP to E-Lionheart Associates, LLC (“E-Lionheart”) for an aggregate total of $626,123. This was done in conjunction with the execution of a Securities Purchase Agreement with E-Lionheart whereby E-Lionheart will purchase from the Company upto $500,000 of convertible debentures which will provide new financing for the Company. The new convertible debentures are due on August 9, 2011 and have conversion rights essentially the same as YA Global.

During the nine months ended September 30, 2010, the Company issued 479,269,350 shares of Class A common stock to E-Lionheart for repayment valued at $464,308. The difference in the market value and the reduction in debt of $208,708 was charged to beneficial interest in the amount of $255,600.

As of September 30, 2010, the outstanding balance on the YA Global Convertible Debenture was $417,415 and the outstanding balance on the E-Lionheart Convertible Debentures were $417,416 for an aggregate total of $834,831.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $533,015. For the nine months ended September 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $512,770.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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

During the nine months ended September 30, 2010, the Company issued an aggregate of 556,825,000 shares of Class A common stock for repayment valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

As of September 30, 2010, the outstanding balance on the EPIC Convertible Notes were $50,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 227.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $337,000, and charged Other Expense - Loss on Valuation of Derivative for $264,858. During the nine months ended September 30, 2010, the Company had paid down $287,000 of these notes. For the nine months ended September 30, 2010, the Company recorded a Gain on Valuation of Derivative in the amount of $520,562 on the pay down of the debt and the fluctuation in the current market prices.

On August 9, 2010, the Company entered into a securities purchase agreement with E-Lionheart to purchase upto $500,000 of convertible debentures from the Company. Amounts due under this debenture are due on or before August 9, 2011 and pays interest at the rate of 5% per annum. E-Lionheart has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (90%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. E-Lionheart may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

During the nine months ended September 30, 2010, the Company received $150,000 of new funding under this agreement.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the nine months ended September 30, 2010, the Company recorded a Gain on Valuation of Derivative in the amount of $1,121 on the fluctuation in the current market prices.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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

b) Class A Common Stock

As of September 30, 2010, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 8,150,053,043 shares were issued and outstanding.

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

c) Class B Common Stock

As of September 30, 2010, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share, 10,000 shares were issued and outstanding.

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

d) Class C Common Stock

As of September 30, 2010 here are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share, no shares were issued or outstanding.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

Note 12      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2010.

Note 13      New Accounting Pronouncements

In July, 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)”. The intent is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does expect that the adoption of this amendment to have a material effect of the financial position of the Company.

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

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2010

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$41,106	$-	$41,106
Convertible debentures	-	859,349	-	859,349
Derivative liabilities	-	1,702,771	-	1,702,771
Total Liabilities	$-	$2,603,226	$-	$2,603,226

December 31, 2009

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$29,155	$-	$29,155
Note payable - other	-	71,756	-	71,756
Notes payable - related parties	-	337,000	-	337,000
Convertible debentures	-	846,523	-	846,523
Derivative liabilities	-	450,567	-	450,567
Total Liabilities	$-	$1,735,001	$-	$1,735,001

SPEECHSWITCH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 9 & 10 for more discussion on derivatives.

Note 15         Subsequent Events

On November 3, 2010 and November 30, 2010, the Company consented to the assignment of remaining two (2) of the convertible debentures from YA Global Investments, LP to E-Lionheart Associates, LLC for an aggregate total of $417,415. The new convertible debentures are due on July 29, 2011 and have conversion rights essentially the same as YA Global.

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

Overview and Plan of Operation

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one-year developmental stage, followed by product launches in 2010.  SpeechSwitch may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of SpeechSwitch.  SpeechSwitch may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, SpeechSwitch has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Results of Operations

Virtually all of the revenues reported by SpeechSwitch through September 30, 2010, were derived from our speech recognition software products installations and maintenance. During the three months ended September 30, 2010, the Company sold a small amount of solar powered products through their website. For the nine months ended September 30, 2010, total revenues decreased $18,182 (96%) to $637 as compared to the same period in the prior year of $18,998. For the three months ended September 30, 2010, total revenues decreased from $1,328 to $379 as compared to the same period in the prior year. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products. Concurrent with the recent change in management, the new management has decided to move away from the speech recognition business and is pursuing developing the solar power generating marketplace.

Gross margin for the nine months ended September 30, 2010 decreased $13,728 (96%) as compared to the same periods in the prior year. For the three months ended September 30, 2010 decreased from $1,505 to $202 as compared to the same period in the prior year. Cost of sales in the prior year represent hardware costs for product installations. Cost of sales in the current year represent product cost of the solar powered products sold during the period.

Total operating expenses increased $125,347 (204%) to $186,951 for the nine months September 30, 2010, as compared to the same periods in the prior year. For the three months ended September 30, 2010, operating expenses increased $65,720 (163%) to $105,981, as compared to the same period in the prior year. The increases were the result of the Company investing resources in reestablishing the operations. Incremental expenses will be paid in the future when funding becomes available.

Total other income (expense) for the nine months ended September 30, 2010 was total expense of $3,310,854 as compared to total income of $262,489 for the nine months ended September 30, 2009, for a change of $3,573,343. These changes are primarily attributed to the reversal of a gain on revaluation of derivatives to a loss on revaluation of derivatives in the current period and the write off of $2.1 million of beneficial interest on debt conversions into stock during the period. Total other income (expense) for the three months ended September 30, 2010 was total expense of $190,469 as compared to total expense of $131,081 for the three months ended September 30, 2009, for a change of $59,388. These changes are primarily attributed to the  gain on revaluation of derivatives in the current period offset by the write off of $468 thousand of beneficial interest on debt conversions into stock during the period.

Net loss for the nine months ended September 30, 2010 was $3,497,166 as compared to a net income of $215,252 for the nine months September 30, 2009. Net loss for the three months ended September 30, 2010 was $296,248 as compared to a net loss of $169,635 for the three months September 30, 2009. The unfavorable changes for the nine months and three months ending September 30, 2010, were primarily from the unfavorable changes in revaluation of derivatives (in the nine months), the write off of beneficial interest and the increased investment in operating expenses.

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

For the nine months ended September 30, 2010, the Company received $150,000 of new financing pursuant to the terms of the securities purchase agreement with E-Lionheart (see Note 10 to the Condensed Financial Statements).

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

For the nine months ended months September 30, 2010, the Company had a net increase in cash of $85,621.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $52,334 in cash for operating activities for the nine months ended September 30, 2010 and used $45,129 in cash for operating activities for the nine months ended 2009. The current cash operating losses are being funded by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $12,045 and $300,000 in cash for investing activities for the nine months ended September 30, 2010 and 2009, respectively. These amounts were for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc. and the filing of applications for name protection for some of the “Green” products.

Cash provided by financing activities.  For the nine months ended September 30, 2010, the Company provided $150,000 in financing activities by the issuance of convertible debentures to E-Lionhart. For the nine months ended September 30, 2009, the Company provided $337,000 in financing activities by the issuance of related party promissory notes.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2010.

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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

                            The Company issued an aggregate of 354,200,000 shares of Class A common stock to EPIC Worldwide, Inc. for repayment of convertible debt in lieu of cash, valued at $362,384.

The Company issued an aggregate of 479,269,350 shares of Class A common stock to E-Lionheart Associates, LLC for repayment of convertible debenture in lieu of cash, valued at $464,308.

Item 5.                    Other Information.

(a)	Section 1 - Registrant's Business and Operations

Item 1.01 Entry into Material Definitive Agreements.

On July 26, 2010, the convertible debenture with YA Global Investments, LP was amended and restated in order to replace the existing debenture with five (5) debentures of $208,707.74 each. The term of the debentures were amended to extend the due date until July 29, 2011. The first debenture (SSWC-2-1) is filed as Exhibit 10.1 herein.

In conjunction with the issuance of the amended and restated agreements with YA Global, the Company also amended and executed the security agreement and intellectual property security agreement.  These agreements are filed as Exhibit 10.2 and 10.3 herein.

On July 26, 2010, the Company entered into a purchase agreement by and among E-Lionheart Associates, LLC, YA Global Investments, LP and the Company, whereby E-Lionheart would purchase from YA Global the convertible debenture held by YA Global. The five (5) debentures would be transferred to E-Lionheart upon the delivery of a fixed sum of money over a period of time pursuant to the agreement. This agreement is filed as Exhibit 10.4 herein.

On July 26, 2010, August 13, 2010 and September 30, 2010, the Company consented to the assignment of three (3) of the secured debentures from YA Global Investments, LP to E-Lionheart Associates, LLC (“E-Lionheart”) for an aggregate total of $626,123. The consent for the first debenture (SSWC-2-1) is filed as Exhibit 10.5 herein.

On August 9, 2010 the Company entered into a securities purchase agreement and convertible debenture with E-Lionheart Associates LLC whereby E-Lionheart will purchase from the Company upto $500,000 of convertible debentures. The convertible debenture is due on August 9, 2011 and have conversion rights essentially the same as YA Global. These agreements are filed as Exhibit 10.6 and 10.7 herein.

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

Item 6.                    Exhibits

10.1	Amended and Restated Secured Convertible Debenture (SSWC-2-1) between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010.
10.2	Security Agreement between SpeechSwitch, Inc and YA Global Investments, dated July 26, 2010.
10.3	Intellectual Property Security Agreement between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010.
10.4	Purchase Agreement between E-Lionheart Associates, LLC, YA Global Investments, LP, and SpeechSwitch, Inc dated July 26, 2010.
10.5	Assumption and Assignment Agreement (SSWC-2-1) between E-Lionheart Associates, LLC and YA Global Investments, LP dated July 26, 2010.
10.6	Securities Purchase Agreement between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated August 9, 2010.
10.7	Convertible Debenture between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated July 23, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEECHSWITCH, INC

Date: January 10, 2011	By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

10.1	Amended and Restated Secured Convertible Debenture (SSWC-2-1) between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010.

10.2	Security Agreement between SpeechSwitch, Inc and YA Global Investments, dated July 26, 2010.

10.3	Intellectual Property Security Agreement between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010.

10.4	Purchase Agreement between E-Lionheart Associates, LLC, YA Global Investments, LP, and SpeechSwitch, Inc dated July 26, 2010.

10.5	Assumption and Assignment Agreement (SSWC-2-1) between E-Lionheart Associates, LLC and YA Global Investments, LP dated July 26, 2010.

10.6	Securities Purchase Agreement between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated August 9, 2010.

10.7	Convertible Debenture between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated July 23, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.