Form 10-K
period 2010-12-31
Kenergy Scientific, Inc.
filed 2011-03-29
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

KENERGY SCIENTIFIC, INC. (formerly SpeechSwitch, Inc) (Exact name of registrant)

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

Large Accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting Company [X]
                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, based upon the average bid and ask prices on that date was $1,916,758.

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X]

As of March 25, 2011, the Registrant had 9,924,630,443 outstanding shares of Class A Common Stock, no par value per share and 10,000 outstanding shares of Class B Common Stock, par value $.01 per share.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 contains financial statements that have not been audited by an independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.

PART I

ITEM 1.  BUSINESS

BACKGROUND

In September 2004, the Board of Directors of iVoice, Inc., the former parent of SpeechSwitch, Inc. (“SpeechSwitch”), resolved to pursue the separation of iVoice software business into three publicly owned companies.  SpeechSwitch was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice").  SpeechSwitch received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation, a former wholly owned subsidiary of iVoice..  SpeechSwitch continued to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition.

On August 4, 2005, SpeechSwitch received notice from the SEC that the registration statement to effectuate the spin-off of the SpeechSwitch from iVoice was declared effective and SpeechSwitch immediately embarked on the process to spin off the SpeechSwitch from iVoice.

On August 5, 2005, the spin-off transaction was accomplished, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into SpeechSwitch (the "Spin-off").  The Class A Common Stock shares of SpeechSwitch were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

In June 2009 Kenneth P. Glynn acquired debt owed by SpeechSwitch, Inc. to third party creditors.

In September 2009, Kenneth P. Glynn established the Kenergy Scientific Group (the “Group”) to seek new products to be sold under the Kenergy Scientific brand.  The Group acquired a small inventory of solar rechargeable lanterns for testing and eventual sales. The Group will be merged into SpeechSwitch in 2011.

In June 2009, SpeechSwitch moved its headquarters from Matawan, NJ to Flemington, NJ. Our principal offices and facilities are now located at 6 Minneakoning Road, Flemington, New Jersey, 08822 and our new telephone number is (908) 788-0077.

On January 19, 2011, the Board of Directors and shareholders, through written consent representing a majority of the total voting Class A and Class B common stock, voted to change the name of SpeechSwitch to Kenergy Scientific, Inc. (the “Company”) and to increase the number of authorized Class A common stock from 10 billion shares to 20 billion shares.  On February 3, 2011, the Company filed an Amendment to the Certificate of Incorporation with the State of New Jersey to officially change the name of SpeechSwitch and to increase the authorized Class A common stock to 20 billion shares from 10 billion shares.  On February 25, 2011, the Company’s new trading symbol was changed from SSWC to KNSC on the OTCQB of the OTC Marketplace.

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

(a)
On June 18, 2009, we acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents.  The sale was “at cost” of GlynnTech, Inc. in the amount of $425,000.00.  The Agreement called for $300,000.00 in one-year notes, and a balance of $125,000.00 only upon issuance of one or more patents (also to be paid with a one-year note upon issuance of a patent).  The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to the Company. Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level interest in potential purchase of this technology following FDA approval of this product.  It is anticipated that FDA filings will be made prior to December 31, 2011.

(b)
In the solar rechargeable products sector, candidates for future sales currently include an iPhone/iPod recharger; a solar powered recharger for the cell phones and PDA’s; a backpack solar recharger with chips for attachment to a backpack, a tent, an outdoor line, etc. with a storage pocket and an array of interchangeable connectors for diverse electronic devices; a solar powered lantern/flashlight; a solar powered radio/flashlight; a solar powered laptop recharger, and other devices.  These products were launched on our website on a majority of these items in July 1, 2010.  Additional product launches are expected to involve internet sales and a roll-out to retail outlets.

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

SALES AND MARKETING

Nominal sales were not realized until the third and fourth quarters of 2010, due to research and development, product selections, product testing and other launch preparation.  Sales were primarily through our internet website, and additional sales opportunities are to be developed through third party retailers and internet sites and through third party distributors.  In 2011, we expect to expand our storefront plans to include franchised stores.

DISTRIBUTION

Within one year we expect to have a viable website, representatives contacting major retailers and multimedia advertising for the solar powered rechargers and other products.  By July 31, 2011, we expect to have at least one retail store opening, as well as other products made from recycled materials and/or biodegradable materials in the marketplace.

BUSINESS DEVELOPMENT

Business development objectives at the Company will be to focus on the primary functions as listed below:

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

EMPLOYEES

Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the Board on June 16, 2009. On July 1, 2009, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and Chief Executive of the Company at an annual base salary of $96,000 for the first year.  On July 1, 2010, the Company renewed Mr. Glynn’s employment agreement for an additional one (1) year at an annual base salary of $96,000 for the year. It is the present intention of Mr. Glynn to defer his salary payment for at least the next 6 months.

As of December 31, 2010, we had one employee, Kenneth P. Glynn.  All other participants in Company activities are through purchased support services and independent contractors.

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

The Company will face many of the difficulties that companies with limited operating history face.

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

The Company has acknowledged the uncertainty regarding its ability to continue as a going concern.

The Company has acknowledged the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to our consolidated financial statements as a result of our uncertainty regarding the Company’s ability to continue as a going concern.  If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our consolidated financial statements.  Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

There can be no assurance that management’s plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business and operations and result in charges that would be material to our business and results of operations.

The Company’s future revenue and operating results are unpredictable and may fluctuate, which could cause the Company’s stock price to decline.

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

The Company has in the past and may in the future sell additional unregistered convertible securities, possibly without limitations on the number of shares of common stock the securities are convertible into, which could dilute the value of the holdings of current stockholders and have other detrimental effects on your holdings.

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2010, we have several convertible debentures with E-Lionheart Associates, LLC with an aggregate principal balance of $1,122,331. Some of these convertible debentures were acquired from YA Global Investments and one of the debentures was created when E-Lionheart provided new funding to the Company. In addition, the Company has a Convertible promissory note of $79,936 due to a related party for administrative services and deferred compensation of $144,000 due to Mr. Kenneth Glynn, a director of the Company, and provides that, at Mr. Glynn’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

If the Company loses the services of any key personnel, including our chief executive officer or our directors, our business may suffer.

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

The Company may seek to expand its operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside the current field of operations of the Company.  The Company may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on the Company’s operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers’ operations could increase materially. The inability of the Company to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of the Company. Furthermore, through the acquisition of additional businesses, the Company may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While the Company may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of our limited resources, we may in all likelihood, only have the ability to effect a single business acquisition at one time.  Currently, the Company has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

The Company’s stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire businesses.

If working capital or future acquisitions are financed through the issuance of equity securities, the Company’s stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on the Company’s shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Company’s Class A Common Stock.

If the Company is unable to obtain funds from equity financing, management believes that the Company can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital. However, there is no assurance that management will be able to obtain additional funding.

If the Company must restructure its operations, valuable resources will be diverted from other business objectives.

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

We are dependent on external financing to fund our operations.  Our most recent financing was provided through the sale of $450,000 in convertible debentures to E-Lionheart.  If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

Our obligations under the convertible promissory note and the secured promissory note are secured by substantially all of our assets.

Our obligations under the convertible promissory notes and the secured promissory note issued to E-Lionheart Associates, LLC are secured by substantially all of our assets.  As a result, if we default under the terms of these promissory notes, E-Lionheart Associates could foreclose its security interest and liquidate all of our assets.  This would cause operations to cease.

Kenneth Glynn, the Chairman of the Board and President of the Company, currently has voting control over the management and direction of the Company.

As President and sole director, Mr. Glynn has control over the management and direction of the Company. As of December 31, 2010, Mr. Glynn owns 5,645,862,810 shares of Class A Common Stock, 10,000 shares of Class B Common Stock and has the right to convert $223,936 of indebtedness and deferred compensation, together with accrued but unpaid interest of $9,575, into 233,511 shares of Class B Common Stock. The Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at the prime rate plus 1% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Glynn upon the conversion of this indebtedness.  Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  If Mr. Glynn converts his indebtedness into 233,511 shares of Class B Common Stock, he will have the aggregate voting rights equal to an additional 24,351,100 shares of Class A Common Stock and when added to his holdings of Class A Common Stock of 5,645,862,810 shares, Mr. Glynn will have voting control over the management and direction of the Company, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders. The Board has the option to pay Mr. Glynn in Class B Common Stock. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

The Company may rely on intellectual property and proprietary rights which may not remain unique to the Company.

We regard our software and its underlying technology, and some of our products as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws.

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

The Company may become involved in future litigation, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

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

The Company may incur increased expenses after the administrative services agreement with GlynnTech, Inc. is terminated.

The Company entered into an Administrative Services Agreement with GlynnTech, Inc.  Under this agreement, GlynnTech, Inc. is providing the Company with services in such areas as inventory purchasing, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company needs assistance and support.  The agreement will continue for a term of one year and is renewable annually.  Upon termination of the agreement, the Company will be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees, which the Company has been required to pay under the administrative services agreement.

The Company has a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of the Company’s stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Prior to February 24, 2011, our common stock was quoted on the OTCQB of the OTC Marketplace under the symbol “SSWC”. After February 25, 2011, our trading symbol is “KNSC”.

The following table shows the high and low closing prices for the period indicated:

2009	High	Low
First quarter	$.00013	$.00013
Second Quarter	$.00013	$.00013
Third Quarter	$.00019	$.00013
Fourth quarter	$.00019	$.00013
2010	High	Low
First Quarter	$.00019	$.00013
Second Quarter	$.00363	$.00013
Third Quarter	$.00181	$.00050
Fourth quarter	$.00063	$.00019
The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

 As of March 25, 2011, the number of record holders of our common shares was approximately 9,924,630,443.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED EQUITY SECURITIES.

In the year ending December 31, 2010, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

●
The Company issued an aggregate of 5,645,862,500 shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

●	The Company issued an aggregate of 556,825,000 shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $752,226.

●	The Company issued 1,791,769,350 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $1,025,558.

●	The Company issued 68,000,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $157,080.

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

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2010, the Company has not issued any shares of Preferred Stock. The Company has no current plans to issue any shares of preferred stock.

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

As of December 31, 2010, we had 9,462,553,043 shares of Class A common stock issued and outstanding.

CLASS B COMMON STOCK

Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion rights have to Class A Common Stock. There are 50,000,000 shares of our Class B Common Stock authorized and no shares issued and outstanding.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

As of December 31, 2010, there were 10,000 shares of Class B Common Stock issued and outstanding.

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

As of December 31, 2010, there were 20,000,000 shares of our Class C Common Stock authorized and no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2010 and 2009.

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

The Company did not issue any stock options or shares under either stock incentive plans listed above for the years ended December 31, 2010 and 2009.

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

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 1.0% per annum (4.25% at December 31, 2010) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

On July 26, 2010, the Company consented to the assignment of the above debentures from YA Global Investments, LP to E-Lionheart Associates, LLC (“E-Lionheart”) for an aggregate total of $1,043,539. This was done in conjunction with the execution of a Securities Purchase Agreement dated August 9, 2010 with E-Lionheart whereby E-Lionheart will purchase from the Company up to $500,000 of convertible debentures which will provide new financing for the Company.  Amounts due under this debenture are due on or before August 9, 2011 and pays interest at the rate of 5% per annum. E-Lionheart has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (90%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. E-Lionheart may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. During the year ended December 31, 2010, the Company received $450,000 of new funding under this agreement.

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

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  The Company plan was for a one year developmental stage, followed by product launches in June or July of 2010.  The Company may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of the Company.  The Company may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, The Company has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

The Company’s only employee is Kenneth P. Glynn, President.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. It is the present intention of Mr. Glynn to defer salary payment for at least 6 months, and possibly until the end of 2011.  All other participants in Company activities are through purchased support services and independent contractors.

Year Ended December 31, 2010 as Compared with the Year Ended December 31, 2009

All revenues reported by the Company during the year ended December 31, 2009 and the first quarter for the period ended March 31, 2010 were derived from the license of our speech recognition software product installations and maintenance.  Total revenues for the years ended December 31, 2010 declined $19,521 (96%) to $816 from $20,337 for the year ended December 31, 2009. The decrease is primarily associated with a decrease in the number of new product installations and non-renewal of the maintenance contracts. The low overall sales volume of the speech recognition software business is attributable to the minimal resources made available for the sales and marketing of the speech recognition software products.  Concurrent with the recent change in management, the new management has decided to move away from the speech recognition business and is pursuing developing the solar power generating marketplace.

Gross margin decreased $15,067 (96%) to $639 for the year ended December 31, 2010 as compared to $15,706 for the year ended December 31, 2009.  Gross margin decreased primarily as a result of the lower sales.

Total operating expenses increased $189,545 (187%) to $290,885 for the year ended December 31, 2010 as compared to $101,340 for the year ended December 31, 2009. The increases were the result of the Company investing resources in reestablishing the operations. Incremental expenses will be paid in the future when funding becomes available.

Total other income (expense) for the year ended December 31, 2010 was total expense of $4,083,232 as compared to total income of $80,629 for the year ended December 31, 2009, for a change of $4,163,861. These changes are primarily attributed to the reversal of a gain on revaluation of derivatives to a loss on revaluation of derivatives in the current period and the write off of $2.4 million of beneficial interest on debt conversions into stock during the period.

Net loss for the year ended December 31, 2010 and 2009 was $4,373,478 and $5,005, respectively. The increase in net loss of $4,368,4733 was the result of the factors discussed above.

Liquidity and Capital Resources

To date, the Company has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On March 30, 2007, SpeechSwitch, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners, LP) for the sum of $1,000,000 in exchange for a previously issued promissory note for the same amount (see Note 9 to the Financial Statements).

In June 2009, the Company issued an aggregate of $337,000 of one-year Promissory notes to GlynnTech, Inc. in exchange for GlynnTech to assume some of the Company’s debt and to acquire the rights to a cancer delivery system developed by GlynnTech for future development and/or licensing.

On July 26, 2010, the Company consented to the assignment of the above debentures from YA Global Investments, LP to E-Lionheart Associates, LLC (“E-Lionheart”) for an aggregate total of $1,043,539. This was done in conjunction with the execution of a Securities Purchase Agreement dated August 9, 2010 with E-Lionheart whereby E-Lionheart will purchase from the Company up to $500,000 of convertible debentures which will provide new financing for the Company.  Amounts due under this debenture are due on or before August 9, 2011 and pays interest at the rate of 5% per annum. E-Lionheart has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (90%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. E-Lionheart may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. During the year ended December 31, 2010, the Company received $450,000 of new funding under this agreement.

The Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that the Company will raise sufficient funds from such financing arrangements, or that the Company will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of the Company’s financing is dependent upon.

During the year ended December 31, 2010, the Company had a net increase in cash of $190,205.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities.  The Company used $197,750 in cash for operating activities in the year ended December 31, 2010 as compared to using $45,254 for the year ended December 31, 2009.  The current cash operating losses are being funded by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $62,045 and $300,000 in cash for investing activities for the years ended December 31, 2010 and 2009, respectively. These amounts were for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc. and the filing of applications for name protection for some of the “Green” products

Cash provided by financing activities.  For the year ended December 31, 2010, the Company provided $450,000 in financing activities by the issuance of convertible debentures to E-Lionhart. For the year ended December 31, 2010, the Company provided $337,000 in financing activities by the issuance of related party promissory notes.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2010.

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

The Company historically derived its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

Our current products are sold directly to consumers through our own website. Payment is made for the products prior to delivery. The Company warrants the product from defects for 30 days from delivery to the customer.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2010 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

SUBSEQUENT EVENT

On February 3, 2011, the Company amended its Certificate of Incorporation with the following provisions:

a.	The name of the Company was changed to Kenergy Scientific, Inc.
b.	The number of authorized Class A Common Stock shares was increased from 10 billion shares to 20 billion shares.
c.
The registered office and the registered agent were updated to the present corporate headquarters in Flemington, NJ and the registered agent was changed to the President and Chief Executive Officer, Kenneth P. Glynn, Esquire.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's board of directors consists of one director. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

Name	Age at December 31, 2010	Position with the Company.	Term

Kenneth P. Glynn	62	Director, President, Chief Executive	6/09 - present
		Officer and Chief Financial Officer

Kenneth P. Glynn.  Mr. Glynn has served as the Company’s President and Chief Executive Officer and a director since June 2009.  Mr. Glynn has served as President and founder of Kenergy Development Corp. since January 2009.  Mr. Glynn has served as President of GlynnTech, Inc. for over eleven years.

The members of the Board of Directors do not receive additional remuneration for serving on the Board of Directors.

AUDIT COMMITTEE

At December 31, 2010, the Audit Committee consisted solely of Mr. Glynn. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  The Company at present due to its size, cannot attract a financial expert to sit on its Board of Directors.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting.  The Audit Committee did not meet in 2009. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

CORPORATE GOVERNANCE

Director Independence

As of the date of this filing, the Company’s board of directors currently consists of Kenneth P. Glynn. Mr. Glynn is not considered an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

Audit Committee

As of the date of this filing, the Company’s audit committee currently consists of Mr. Glynn. Mr. Glynn is not considered an “independent member” of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules.

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

Code of Ethics

The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial.  The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters. The Code of Ethics was adopted by the Board of Directors on March 23, 2006.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	All Other Compensation ($)	Total Compensation ($)

Kenneth P. Glynn(1)	2010	$96,000	$0	$96,000
President and Chief	2009	$48,000	$0	$48,000
Executive Officer

Bruce Knef(2)	2009	$0	$0	$0
President and Chief
Executive Officer

(1)	Mr. Glynn has been President and Chief Executive Office since June 16, 2009. Mr. Glynn has deferred all cash compensation until such time as the Company receives funding.
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

EMPLOYMENT CONTRACTS

Kenneth P. Glynn

The Company entered into an employment agreement with Mr. Glynn as of July 1, 2009 and it was extended on July 1, 2010.  Pursuant to the terms of the employment agreement and extension, Mr. Glynn will serve as the Company’s President and Chief Executive Officer until June 30, 2011.  As consideration, the Company agreed to pay Mr. Glynn a base salary of $96,000 during the term.  In addition, the Company agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by the Company.  If the Company records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company.  If the Company records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

In the event Mr. Glynn’s employment agreement is terminated due to his death or disability or by the Company with or without cause, Mr. Glynn will receive the portion of his salary earned up until the date of his termination. Under his agreement, “cause” means (1) any material breach of the agreement by Mr. Glynn, (2) Mr. Glynn’s failure to perform his duties under the employment agreement to the reasonable satisfaction of the board of directors, (3) any material act, or material failure to act, by Mr. Glynn in bad faith and to the material detriment of the Company, (4) commission of a material act involving moral turpitude, dishonesty, unethical business conduct, or any other conduct which significantly impairs the reputation of the Company, its subsidiaries or affiliates or (5) the conviction of Mr. Glynn of a felony.  The employment agreement restricts Mr. Glynn from competing with the Company during the term of the agreement and for eighteen months after he is no longer employed by the Company.

Bruce Knef

The Company entered into an employment agreement with Bruce Knef as of November 8, 2004.  Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef served as the Company’s President and Chief Executive Officer until November 7, 2007, with a base salary of $85,000 and incentive compensation based on the amount of total revenues collected by the Company.  Pursuant to an amendment to the employment agreement entered into on November 22, 2006, the Company also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company’s Class A common stock issued under the 2005 Directors’ and Officers’ Stock Incentive Plan.

On April 15, 2009, the Company accepted the resignation of Mr. Knef as President and Chief Executive Officer or the Company.  In addition, on June 17, 2009, the Company accepted the resignation of Mr. Knef as a member of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 25, 2011, information with respect to the beneficial ownership of our voting securities by (i) each person known by us to beneficially own more than five percent of the voting securities, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

As of December 31, 2010 a total of 9,462,553,043 shares of Class A Common Stock outstanding and 10,000 shares of our Class B Common Stock were outstanding.  Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  Every holder of the outstanding shares of the Class B Common Stock Shares has voting rights equal to 100 shares of Class A Common Stock.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 25, 2011, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name	Title of Class	Common Stock Beneficially Owned	Percentage Ownership
Kenneth P. Glynn,	Class A Common Stock	8,749,750,310(1)	70%
Director, President and Chief	Class B Common Stock	243,511(2)	100%
Executive Officer	Class C Common Stock	0	0%

E-Lionheart Associates, LLC	Class A Common Stock	14,104,656,433(3)	60%
245 Main Street, Suite 390	Class B Common Stock	0	0%
White Plains, NY 10601	Class C Common Stock	0	0%

Epic Worldwide, Inc.	Class A Common Stock	573,031,579(4)	6%
160 E. Lake Brantley Drive	Class B Common Stock	0	0%
Longwood, FL 32779	Class C Common Stock	0	0%

All directors and executive	Class A Common Stock	8,749,750,310	70%
officers as a group	Class B Common Stock	243,511	100%
	Class C Common Stock	0	0%

(1) Gives the effect to: a) 5,645,862,810 shares of our Class A common stock held by Mr. Glynn, (b) 125,000,000 shares of our Class A common stock issuable upon conversion of 10,000 shares of our  Class B common stock held by Mr. Glynn, and c) the right of Mr. Glynn, pursuant to a promissory notes and loans executed by the Company in favor of Mr. Glynn in the amount of $233,511 ($79,936 of indebtedness, $144,000 of deferred compensation plus accrued and unpaid interest of $9,575) to convert amounts owing under such promissory note, into 233,511 shares of Class B Common Stock which are convertible into approximately 2,918,887,500 shares of our Class A Common Stock, which is at a rate equal to 80% of the lowest price that the Company issues shares of Class A Common Stock subsequent to the date of the note.

(2) Gives the effect to: a) 10,000 shares of our Class B common stock held by Mr. Glynn and (b) Mr. Glynn may at his option convert the $223,936 of promissory note and deferred compensation plus accrued interest of $9,575 held by him into 233,511 shares of Class B Common Stock at a rate of one dollar per share.

(3) Gives the effect to the right of E-Lionheart, LLC, pursuant to the convertible debentures in the amount of $1,135,010 ($1,122,331 of indebtedness plus accrued and unpaid interest of $12,679) to convert amounts owing under such convertible debenture, into 14,104,656,433 shares of our Class A Common Stock, which is at a rate between 80% and 90% of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date.

(4) Gives the effect to the right of EPIC Worldwide, Inc. pursuant to the convertible debentures in the amount of $54,438 ($50,000 of indebtedness plus accrued and unpaid interest of $4,438) to convert amounts owing under such convertible debenture, into 14,104,656,433 shares of our Class A Common Stock, which is at a rate of 50% of the average three deep bid on the day of conversion.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to two Assignment and Assumption Agreements dated each June 1, 2009 and June 2, 2009, the Company issued two (2) one-year promissory notes in the aggregate of $37,000 to GlynnTech, Inc, for GlynnTech to assume a like amount of current obligations that the Company was unable to pay from current operations. The debt is due on or before the 1st anniversary and is interest free.  GlynnTech is a private company 100% owned by Kenneth Glynn.

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

The Promissory Note and the Convertible Note referred to above, will bear interest at the rate of Prime plus 1.0% per annum (4.25% at December 31, 2010) on the unpaid balance until paid.  Under the terms of each the Promissory Note and the Convertible Note , at the option of the holder, principal and interest can be converted into either (i) one share of Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under each the Promissory Note and the Convertible Note, or (iii) payment of the principal of each the Promissory Note and the Convertible Note before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

On July 1, 2010, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. As of December 31, 2010, the total amount due to Mr. Glynn for unpaid compensation is $144,000. In addition, the Company agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by the Company.  If the Company records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company.  If the Company records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

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
.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2010 and December 31, 2009 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

As no independent registered public accounting firm was engaged by the Company for the fiscal years ended December 31, 2009 and 2010, no fees are listed.

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
•  Notes to Financial Statements

All schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes. See (b) below

(b) Exhibits:

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

4.1	SpeechSwitch, Inc. 2005 Stock Incentive Plan filed on Form S-8 as Exhibit 4.1 filed with the Commission on June 22, 2007 and incorporated herein by reference.

4.2	SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan filed on Form S-8 as Exhibit 4.2 filed with the Commission on June 22, 2007 and incorporated herein by reference.

10.1
Administrative Services Agreement, dated July1, 2009, between GlynnTech, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference.)

10.2
Employment Agreement, dated July 1, 2009, between SpeechSwitch, Inc. and Kenneth P. Glynn. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference.)

10.3
Promissory Note dated June 1, 2009 payable to GlynnTech, Inc. for the sum of $25,000 (filed as Exhibit 10.11 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.4
Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 1, 2009 filed herein. (filed as Exhibit 10.12 to SpeechSwitch, Inc’s Form 10- for the fiscal year ended December 31, 2009  and incorporated herein by reference.)

10.5
Promissory Note dated June 2, 2009 payable to GlynnTech, Inc. for the sum of $12,000 filed herein. (filed as Exhibit 10.13 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.6
Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 2, 2009 filed herein. (filed as Exhibit 10.14 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009  and incorporated herein by reference.)

10.7
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein. (filed as Exhibit 10.15 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.8
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein. (filed as Exhibit 10.16 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.9
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein. (filed as Exhibit 10.17 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.10
Intellectual Property Transfer Purchase Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 18, 2009 filed herein. (filed as Exhibit 10.18 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.11
Wrap-around Agreement, dated June 8, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)

10.12
Wrap-around Agreement, dated June 22, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)

10.13
Amended and Restated Secured Convertible Debenture (SSWC-2-1) between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.14
Security Agreement between SpeechSwitch, Inc and YA Global Investments, dated July 26, 2010. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.15
Intellectual Property Security Agreement between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.3 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010  and incorporated herein by reference.)

10.16
Purchase Agreement between E-Lionheart Associates, LLC, YA Global Investments, LP, and SpeechSwitch, Inc dated July 26, 2010. (filed as Exhibit 10.4 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10. 17
Assumption and Assignment Agreement (SSWC-2-1) between E-Lionheart Associates, LLC and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.5 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.18
Securities Purchase Agreement between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated August 9, 2010. (filed as Exhibit 10.6 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.19
Convertible Debenture between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated July 23, 2010. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

14	Code of Ethics (filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of  1934, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Kenergy Scientific, Inc.	March 29, 2011

By: /s/ Kenneth P. Glynn
Kenneth P. Glynn
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth P. Glynn	March 29, 2011
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

4.1	SpeechSwitch, Inc. 2005 Stock Incentive Plan filed on Form S-8 as Exhibit 4.1 filed with the Commission on June 22, 2007 and incorporated herein by reference.

4.2	SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan filed on Form S-8 as Exhibit 4.2 filed with the Commission on June 22, 2007 and incorporated herein by reference.

10.1
Administrative Services Agreement, dated July1, 2009, between GlynnTech, Inc. and SpeechSwitch, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference.)

10.2
Employment Agreement, dated July 1, 2009, between SpeechSwitch, Inc. and Kenneth P. Glynn. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference.)

10.3
Promissory Note dated June 1, 2009 payable to GlynnTech, Inc. for the sum of $25,000 (filed as Exhibit 10.11 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.4
Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 1, 2009 filed herein. (filed as Exhibit 10.12 to SpeechSwitch, Inc’s Form 10- for the fiscal year ended December 31, 2009  and incorporated herein by reference.)

10.5
Promissory Note dated June 2, 2009 payable to GlynnTech, Inc. for the sum of $12,000 filed herein. (filed as Exhibit 10.13 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.6
Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 2, 2009 filed herein. (filed as Exhibit 10.14 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009  and incorporated herein by reference.)

10.7
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein. (filed as Exhibit 10.15 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.8
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein. (filed as Exhibit 10.16 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.9
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000 filed herein. (filed as Exhibit 10.17 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.10
Intellectual Property Transfer Purchase Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 18, 2009 filed herein. (filed as Exhibit 10.18 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.11
Wrap-around Agreement, dated June 8, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)

10.12
Wrap-around Agreement, dated June 22, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)

10.13
Amended and Restated Secured Convertible Debenture (SSWC-2-1) between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.14
Security Agreement between SpeechSwitch, Inc and YA Global Investments, dated July 26, 2010. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.15
Intellectual Property Security Agreement between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.3 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010  and incorporated herein by reference.)

10.16
Purchase Agreement between E-Lionheart Associates, LLC, YA Global Investments, LP, and SpeechSwitch, Inc dated July 26, 2010. (filed as Exhibit 10.4 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10. 17
Assumption and Assignment Agreement (SSWC-2-1) between E-Lionheart Associates, LLC and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.5 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.18
Securities Purchase Agreement between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated August 9, 2010. (filed as Exhibit 10.6 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.19
Convertible Debenture between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated July 23, 2010. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

14	Code of Ethics (filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

KENERGY SCIENTIFIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

KENERGY SCIENTIFIC, INC.

FINANCIAL STATEMENTS

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.

KENERGY SCIENTIFIC, INC.

Balance Sheets as of December 31

ASSETS	2010 Unaudited	2009 Unaudited
Current assets:
Cash and cash equivalents	$190,322	$117
Accounts receivable, net of allowance for doubtful
accounts of $2,862	-	-
Inventory	34,455	-
Total current assets	224,777	117
Intangible assets, net	362,045	300,030

Total assets	$586,822	$300,147
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$541,763	$755,733
Due to related parties	162,307	367,910
Deferred maintenance contracts	-	437
Notes payable to related parties	-	71,756
Promissory notes payable to related parties	-	337,000
Convertible promissory note, net of unamortized debt discount of $34,803 and $50,781, respectively	45,133	29,155
Convertible debenture, net of unamortized debt discount of $306,250 and $74,817, respectively	866,081	846,523
Derivative liability	2,208,868	450,567
Total current liabilities	3,824,152	2,859,081
Commitments Stockholders’ Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 9,462,553,043 and 1,400,096,193 shares issued and outstanding, respectively	4,491,896	806,814
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 and 0 shares issued and outstanding, respectively	100	-
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,128,985	2,119,085
Accumulated deficit	(9,858,311)	(5,484,833)
Total stockholders’ deficit	(3,237,330)	(2,558,934)

Total liabilities and stockholders’ deficit	$586,822	$300,147

The accompanying notes are an integral part of the financial statements

KENERGY SCIENTIFIC, INC.
Statements of Operations
For the Years Ended December 31

	2010 Unaudited	2009 Unaudited

Net sales	$816	$20,337

Cost of sales	177	4,631

Gross profit	639	15,706

Operating expenses:
General and administrative expenses	290,855	92,280
Depreciation and amortization	30	2,285
Research and development expenses	-	6,775

Total operating expenses	290,885	101,340

Loss from operations	(290,246)	(85,634)

Other income/(expense):
Interest expense	(2,545,636)	(81,444)
Other income	5,250	-
Amortization of debt discount	(571,545)	(322,811)
Gain (loss) on valuation of derivative	(971,301)	484,884

Total other income (expense)	(4,083,232)	80,629

Loss before provision for income taxes	(4,373,478)	(5,005)

Provision for income taxes	-	-
Net loss attributable to common shares	$(4,373,478)	$(5,005)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	5,504,857,945	1,400,096,193

The accompanying notes are an integral part of the financial statements.

KENERGY SCIENTIFIC, INC.
Statements of Changes in Stockholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2009	-	$-	1,400,096,193	$806,814	-	$-	-	$-	$2,119,085	$(5,479,828)	$(2,553,929)

Net (loss) for the year ended December, 31, 2009	-	-	-	-	-	-	-	-	-	(5,005)	(5,005)
Balance at December 31, 2009	-	$-	1,400,096,193	$806,814	-	$-	-	$-	$2,119,085	$(5,484,833)	$(2,558,934)

Common stock issued for conversion of debt and deferred compensation	-	-	5,645,862,500	1,750,217	10,000	100	-	-	9,900	-	1,760,217
Common stock issued for repayment of convertible debenture	-	-	68,000,000	157,080	-	-	-	-	-	-	157,080
Common stock issued for repayment of convertible debt	-	-	556,825,000	752,227	-	-	-	-	-	-	752,227
Common stock issued for repayment of convertible debenture	-	-	1,791,769,350	1,025,558	-	-	-	-	-	-	1,025,558
Net (loss) for the year ended December, 31, 2010	-	-	-	-	-	-	-	-	-	(4,373,478)	(4,373,478)
Balance at December 31, 2010	-	$-	9,462,553,043	$4,491,896	10,000	$100	-	$-	$2,128,985	$(9,858,311)	$(3,237,330

The accompanying notes are an integral part of the financial statements.

KENERGY SCIENTIFIC, INC.
Statements of Cash Flows
For the Years Ended December 31

	2010 Unaudited		2009 Unaudited
Cash flows from operating activities:
Net (loss)	$(4,373,478)		$(5,005)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization of intangibles	30		2,285
(Gain) loss on valuation of derivative	971,301		(484,884)
Amortization of discount on debt	571,545		322,811
Beneficial interest on conversion of debt	2,493,449		-

Changes in certain assets and liabilities:
Decrease in accounts receivable	-		617
Decrease in prepaid expenses	-		904
Increase in inventory	(34,455)		-
Increase in accounts payable and
accrued expenses	59,988		73,367
Increase in due to related parties	114,307		48,000
(Decrease) in deferred maintenance contracts	(437)		(3,349)

Net cash (used in) operating activities	(197,750	) 2)	(45,254)

Cash flows from investing activities:
Acquisition of intangible assets	(62,045)		(300,000)

Net cash (used in) investing activities	(62,045)		(300,000)

Cash flows from financing activities:
Issuance of related party debt	-		337,000
Issuance of trade debt	450,000		-

Net cash provided by financing activities	450,000		337,000

Net increase (decrease) in cash and cash equivalents	190,205		(8,254)

Cash and cash equivalents, beginning of year	117		8,371

Cash and cash equivalents, end of year	$190,322		$117

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:
Taxes Paid	$-		$-
Interest Paid	$-		$-

Non cash transactions:
Related party notes converted to convertible debentures	$337,000		$-
Issuance of promissory note for purchase of intangible assets	$-		$300,000
Accounts payable converted to convertible promissory note	$-		$37,000

The accompanying notes are an integral part of the financial statements.

KENERGY SCIENTIFIC, INC.
Statements of Cash Flows (Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the year ended December 31, 2010:

a)
The Company issued an aggregate of 5,645,862,500 shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

b)
The Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under various Promissory Notes from GlynnTech, Inc to EPIC Worldwide, Inc. The Company was in default on the original notes and this allowed the Company to extend the payment terms for an additional year while the Company attains alternate financing. (See note 9 for terms of these agreements.)

c)
On July 26, 2010, the convertible debenture with YA Global Investments, LP was amended and restated in order to replace the existing debenture with five (5) debentures of $208,707.74 each. The amendments had the effect of reclassifying $156,199 of non-interest bearing accrued interest into the secured convertible debenture.  (See note 9 for terms of these agreements.)

d)
The Company issued an aggregate of 556,825,000 shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

e)
The Company issued 1,791,769,350 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $1,025,558. The difference in the market value and the reduction in debt of $371,208 was charged to beneficial interest in the amount of $654,350.

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
DECEMBER 31, 2010 and 2009

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

The Company has only one employee, that is Kenneth P. Glynn, President.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. It is the present intention of Mr. Glynn to defer salary payment for at least 6 months, and possibly until the end of 2011.  All other participants in Company activities are through purchased support services and independent contractors.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of December 31, 2010, the Company had a negative cash flow from operations, negative working capital and limited availability to raise new capital.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

c) Revenue Recognition

The Company historically derived its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

The Company did not offer any special payment terms or significant discount pricing.  Normal and customary payment terms require payment for the software license fees when the product is shipped.  Payment for software maintenance is due prior to the commencement of the maintenance period.  It is also the Company's policy to not provide customers the right to refund any portion of its license fees.  With respect to the sale of software license fees, the Company recognizes revenue in accordance with ASC 985-605, “Software Revenue Recognition”, as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectibility, which is assessed on a customer-by-customer basis, is probable.

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

Our current products are sold directly to consumers through our own website. Payment is made for the products prior to delivery. The Company warrants the product from defects for 30 days from delivery to the customer.

d) Product Warranties

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses.  For the years ended December 31, 2010 and 2009, advertising expense amounted to $0.

g)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2010 and 2009.

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
DECEMBER 31, 2010 and 2009

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

The computation of income (loss) per share is as follows:

	December 31, 2010	December 31, 2009
Basic net (loss) per share computation:
Net (loss) attributable to common stockholders	$(4,373,478)	$(5,005)
Weighted-average common shares outstanding	5,504,857,945	1,400,096,193
Basic net (loss) per share attributable to common stockholders	$(0.00)	$(0.00)

Diluted net (loss) per share computation:
Net (loss) attributable to common stockholders	$(4,373,478)	$(5,005)
Weighted-average common shares outstanding	5,504,857,945	1,400,096,193
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	-	-
Weighted-average common shares outstanding	5,504,857,945	1,400,096,193
Basic net (loss) per share attributable to common stockholders	$(0.00)	$(0.00)

The Company had common stock equivalents of 12,184,649,925 and 20,616,138,462 at December 31, 2010 and 2009, respectively.

l) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of December 31, 2010 and 2009, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at December 31, 2010 and 2009.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

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

o)    Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method.” ASU 2010-17 amends ASC 605 “Revenue Recognition” to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of ASU 2010-17 did not have an effect on the Company’s financial statements.

In July, 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)”. The intent is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of ASU 2010-20 did not have an effect on the Company’s financial statements.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

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

ASC 820 classifies these inputs into the following hierarchy:

Lev Level 1 Inputs– Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Lev Level 2 Inputs– Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Lev Level 3 Inputs– Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2010

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$45,133	$-	$45,133
Convertible debentures	-	866,081	-	866,081
Derivative liabilities	-	2,208,868	-	2,208,868
Total Liabilities	$-	$3,120,082	$-	$3,120,082

December 31, 2009

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$29,155	$-	$29,155
Note payable - other	-	71,756	-	71,756
Note payable - related parties	-	337,000	-	337,000
Convertible debentures	-	846,523	-	846,523
Derivative liabilities	-	450,567	-	450,567
Total Liabilities	$-	$1,735,001	$-	$1,735,001

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

In June 2009, the Company acquired the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. (a related party) by the issuance of three (3) $100,000 one-year promissory notes. The Company has also agreed to issue an additional one-year promissory note for $125,000 upon the issuance of a patent by the United States Patent and Trademark Office. In the third quarter of 2010, the Company paid an additional $12,045 for fees related to work on the cancer drug delivery system and to register several “Green” trademark applications. In the fourth quarter of 2010, the Company paid $50,000 for several patent applications from the Kenergy Development Corporation.

At December 31, 2010 and 2009, intangible assets consist of the following:

	2010	2009

Speech-enabled auto dialer	$17,025	$17,025
Cancer drug delivery system	310,000	300,000
“Green” trademark applications	2,045	-
Kenergy patent portfolio	50,000	-
Less: accumulated amortization	(17,025)	(16,995)

Intangible assets, net	$362,045	$300,030

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On June 1, 2009 and June 2, 2009, the Company issued two (2) one-year promissory notes in the aggregate of $37,000 to GlynnTech, Inc, for GlynnTech to assume a like amount of current obligations that the Company was unable to pay from current operations. The debt was due on or before the 1st anniversary and was interest free.

On June 18, 2009, the Company acquired the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) $100,000 one-year promissory notes. The promissory notes were due on or before the 1st anniversary of the notes and were interest free.

On June 8, 2010 and June 22, 2010, the Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under these one-year promissory notes to EPIC Worldwide, Inc. The Company was in default on the original notes and this allowed the Company to extend the payment terms for an additional year while the Company attains alternate financing.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

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

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 1.0% per annum on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of SpeechSwitch Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of SpeechSwitch Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

The amount of deferred compensation, referred to above, was added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock.

On May 27, 2010, the Company issued an aggregate of 5,645,862,500 shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 (items #1 and #2 above) of promissory notes and accrued interest due to Mr. Glynn. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

On July 1, 2010, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. As of December 31, 2010, the total amount due to Mr. Glynn for unpaid compensation is $144,000.

During the year ended December 31, 2010, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of December 31, 2010, the aggregate amounts due for these payments is $18,307.

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

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

As of December 31, 2010, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $9,575.

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

The promissory note has a security interest in substantially all of the assets of the Company. However, the promissory note's interests are second to that of E-Lionheart Associates, LLC (see Note 9).

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the year ended December 31, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $213,101. For the year ended December 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $24,570.

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

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

On July 26, 2010, the convertible debenture with YA Global Investments, LP was amended and restated in order to replace the existing debenture with five (5) debentures of $208,707.74 each. The term of the debentures were amended to extend the due date until July 29, 2011. The amendments had the effect of reclassifying $156,199 of non-interest bearing accrued interest into the secured convertible debentures.

During the year ended December 31, 2010, the Company issued 68,000,000 shares of Class A common stock to YA Global for repayment valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

During the year ended December 31, 2010, the Company consented to the assignment of the above debentures from YA Global Investments, LP to E-Lionheart Associates, LLC (“E-Lionheart”) for an aggregate total of $1,043,539. This was done in conjunction with the execution of a Securities Purchase Agreement with E-Lionheart whereby E-Lionheart will purchase from the Company up to $500,000 of convertible debentures which will provide new financing for the Company. The new convertible debentures are due on August 9, 2011 and have conversion rights essentially the same as YA Global.

During the year ended December 31, 2010, the Company issued 1,791,769,350 shares of Class A common stock to E-Lionheart for repayment valued at $1,025,558. The difference in the market value and the reduction in debt of $371,208 was charged to beneficial interest in the amount of $654,350.

As of December 31, 2010, the outstanding balance on the YA Global Convertible Debenture was $0 and the outstanding balance on the E-Lionheart Convertible Debentures were $672,331.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the year ended December 31, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $791,626. For the year ended December 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $460,314.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

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

During the year ended December 31, 2010, the Company issued an aggregate of 556,825,000 shares of Class A common stock for repayment valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

As of December 31, 2010, the outstanding balance on the EPIC Convertible Notes were $50,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 227.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $337,000, and charged Other Expense - Loss on Valuation of Derivative for $264,858. During the year ended December 31, 2010, the Company had paid down $287,000 of these notes. For the year ended December 31, 2010, the Company recorded a Gain on Valuation of Derivative in the amount of $532,153 on the pay down of the debt and the fluctuation in the current market prices.

On August 9, 2010, the Company entered into a securities purchase agreement with E-Lionheart to purchase up to $500,000 of convertible debentures from the Company. Amounts due under this debenture are due on or before August 9, 2011 and pays interest at the rate of 5% per annum. E-Lionheart has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (90%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. E-Lionheart may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

During the year ended December 31, 2010, the Company received $450,000 of new funding under this agreement.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability of $683,870, recorded a debt discount of $450,000, and charged Other Expense - Loss on Valuation of Derivative for $233,870.

NOTE 10 - CAPITAL STOCK

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

a) Preferred Stock

SpeechSwitch is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of December 31, 2010, SpeechSwitch has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of December 31, 2010 and 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 9,462,553,043 and 1,400,096,193 shares were issued and outstanding, respectively.

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

For the year ended December 31, 2010, the Company had the following transactions in its Class A common stock:

•
The Company issued an aggregate of 5,645,862,500 shares of Class A common stock to Mr. Glynn in partial settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

•
The Company issued an aggregate of 556,825,000 shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

•
The Company issued 1,791,769,350 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $1,025,558. The difference in the market value and the reduction in debt of $371,208 was charged to beneficial interest in the amount of $654,350.

•
The Company issued 68,000,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

For the year ended December 31, 2009, the Company did not have any transactions in its Class A common stock.

c) Class B Common Stock

As of December 31, 2010, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that SpeechSwitch, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

For the year ended December 31, 2010, the Company had the following transactions in its Class B common stock:

•	The Company issued 10,000 shares of Class B common stock to Mr. Glynn in partial settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009.

d) Class C Common Stock

As of December 31, 2010, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of December 31, 2010, no shares were issued or outstanding.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

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

The Company did not issue any stock options for the years ended December 31, 2010 and 2009.

NOTE 12 -  INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2010	2009
Federal income tax rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(4.1)%	(4.1)%
Effect of valuation allowance	38.1%	38.1%
Effect income tax rate	0.0%	0.0%

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

At December 31, 2010 and 2009 deferred tax assets consist of the following:

	2010	2009

Deferred tax assets	$721,000	$639,000
Less: Valuation allowance	(721,000)	(639,000)

Net deferred tax assets	$-0-	$-0-

At December 31, 2010 and 2009, the Company had federal net operating loss carryforwards in the approximate amounts of $2,120,000 and $1,880,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SPEECHSWITCH, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 and 2009

NOTE 13 -  SUBSEQUENT EVENTS

On January 19, 2011, the Board of Directors and shareholders, through written consent representing a majority of the total voting Class A and Class B common stock, voted to change the name of the Company to Kenergy Scientific, Inc. and to increase the number of authorized Class A common stock from 10 billion shares to 20 billion shares.  On February 3, 2011, the Company filed an Amendment to the Certificate of Incorporation with the State of New Jersey to officially change the name of the Company and to increase the Class A common stock.  On February 25, 2011, the Company’s new trading symbol was changed from SSWC to KNSC.