Form 10-Q
period 2011-03-31
Kenergy Scientific, Inc.
filed 2011-05-11
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes         No _X_

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes      No _X_

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
9,924,630,443 shares outstanding of Class A Common stock, no par value as of April 30, 2011.

KENERGY SCIENTIFIC, INC.

Part 1.  Financial Statements

Item 1 - Financial Statements
KENERGY SCIENTIFIC, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$38,397	$190,322
Inventories	63,508	31,927
Prepaid and other current assets	3,070	2,528
Total current assets	104,975	224,777

Property and equipment, net	3,610	-
Intangible assets, net	486,191	362,045

Total assets	$594,776	$586,822

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$575,240	$541,763
Due to related parties	162,307	162,307
Promissory note due to related parties	125,000	-
Convertible promissory note, net of unamortized debt discount of $30,863 and $34,803, respectively	49,073	45,133
Convertible debentures, net of unamortized debt discount of $168,750 and $306,251, respectively	957,373	866,081
Derivative liabilities	1,586,694	2,208,868
Total current liabilities	3,455,687	3,824,152

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 20,000,000,000 shares; 9,924,630,443 and 9,462,553,043 shares issued and outstanding, respectively	4,635,140	4,491,896
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,128,985	2,128,985
Accumulated deficit	(9,625,136)	(9,858,311)
Total stockholders' deficit	(2,860,911)	(3,237,330)

Total liabilities and stockholders' deficit	$594,776	$586,822

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31, 2011	March 31, 2010

Net sales	$2,547	$437
Cost of sales	1,424	--

Gross margin	1,123	437

Operating expenses:
General and administrative expenses	106,317	48,627
Depreciation and amortization	27,419	11

Total operating expenses	133,736	48,638

Loss from operations	(132,613)	(48,201)

Other income (expense):
Interest expense	(114,946)	(22,460)
Amortization of debt discount	(141,440)	(78,757)
Gain (loss) on valuation of derivative	622,174	(51,549)

Total other income (expense)	365,788	(152,766)

Income (loss) from operations before Income taxes	233,175	(200,967)

Provision for income taxes	-		-

Net income (loss) attributable to common Shares	$233,175		$(200,967)

Basic income (loss) per common share	$0.00	$	(0.00)
Diluted income (loss) per common share	$0.00	$	(0.00)

Weighted average shares outstanding -
Basic	9,888,691,090		1,400,096,193
Diluted	20,000,000,000		1,400,096,193

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$233,175	$(200,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangibles	27,419	11
(Gain) loss on valuation of derivative	(622,174)	51,549
Amortization of debt discount	141,440	78,757
Beneficial interest on conversion of debt	97,036	-
Changes in assets and liabilities:
Increase in inventories	(31,581)	-
Increase in prepaid expenses	(542)	-
Increase in accounts payable and accrued Liabilities	33,477	46,998
Increase in amounts due to related parties	-	24,000
Decrease in deferred maintenance contracts	-	(437)
Net cash provided by (used in) operating activities	(121,750)	(89)

Cash flows from investing activities:
Purchase of office equipment	(3,800)	-
Security deposit on GreenSmart store	(21,375)	-
Purchase of intangible assets	(130,000)	-
Net cash (used in) investing activities	(155,175)	-

Cash flows from financing activities:
Issuance of promissory notes - related party	125,000	-
Net cash provided by financing activities	125,000	-

Net (decrease) in cash and cash equivalents	(151,925)	(89)

Cash and cash equivalents at beginning of period	190,322	117

Cash and cash equivalents at end of period	$38,397	$28

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the three months ended March 31, 2011:

a)
The Company issued 462,077,400 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to beneficial interest in the amount of $97,036.

b)
The Company issued an aggregate of $125,000 of Promissory Notes to GlynnTech, Inc. to make the remaining payment on the acquisition of the cancer treatment drug delivery system developed and patented by GlynnTech, Inc.

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

Note 1                      Background

Kenergy Scientific, Inc. (f/k/a SpeechSwitch, Inc.) (“Kenergy Scientific” or the “Company”) was incorporated in New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice, Inc.  It was engaged in the design, manufacture, and marketing of specialized telecommunication equipment until mid-2009.  In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  In 2010, the Company launched several products on its website www.greensmartstore.com and is pursuing the opening of its first franchise GreenSmart store.  Kenergy Scientific may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of Kenergy Scientific.  Kenergy Scientific may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, Kenergy Scientific is in negotiations with a website designer to acquire a domain name, website content, various trademarks and related property rights which will provide the Company with advertising revenues and a method to distribute some of our products. Otherwise, the Company has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

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

(a)
On June 18, 2009, the Company acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents.  The sale was “at cost” of GlynnTech, Inc. in the amount of $425,000.00.  The Agreement called for the aggregate purchase price to be in various denominations of one-year notes. The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to Kenergy Scientific, Inc.  Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level of interest in potential purchase of this technology following FDA approval of this product.

(b)
In the solar rechargeable products sector, candidates for future sales currently include an iPhone/iPod recharger; a solar powered recharger for the cell phones and PDA’s; a backpack solar recharger with chips for attachment to a backpack, a tent, an outdoor line, etc. with a storage pocket and an array of interchangeable connectors for diverse electronic devices; a solar powered lantern/flashlight; a solar powered radio/flashlight; a solar powered laptop recharger, and other devices.  Product launches on a majority of these items was in the third quarter of 2010.  Product launch is expected to initially involve internet sales, with a roll-out to retail outlets.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

Distribution

Within the first year the Company created a viable website and over the next couple of months expects to have representatives contracting major retailers and multimedia advertising for the solar powered rechargers and other products.  In addition, the Company expects to have at least one retail store opening soon, as well as offering additional products made from recycled materials and/or biodegradable materials in the marketplace.

Product Development

We currently have significant long term plans to engage in future research and development, to create valuable intellectual property rights and/or to launch new products.  The Company will acquire third party patent rights, develop its own patent rights and evolve both new product and intellectual property transfer (sale or license) opportunities.

Business Development

Business development objectives at Kenergy Scientific are focused on the primary functions as listed below:

1.	Continuously develop product ideas, manufacturing and supply alliances;

2.	Expand sales opportunities through diverse resources;

3.	Develop retail outlets;

4.	Evolve franchising opportunities using company retail outlets as a base;

5.	Create a continuous flow of ideas and inventions to develop patent and/or new product opportunity

Strategic Alliances

Kenergy Scientific’s business development efforts will seek to engage and secure strategic alliances with alternative energy related businesses and professional organizations in order to develop marketing programs that will expand market share for our products and develop brand recognition by entering into strategic alliances with companies that offer these products and/or services, the Company will accelerate its entry into various markets, while eliminating or reducing various training, learning curve, employee and overhead costs.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

Sales and Marketing

The Company had nominal sales during the third quarter of 2010. Sales have been slow due to research and development, product selections, product testing and other launch preparation.  Sales in the third quarter of 2010 were through the internet website and additional opportunities are being developed, through third party retail and internet sites and through third party distributors.  In 2011, the Company is on schedule to open its first franchised GreenSmart store and we expect to expand our store plans to include other franchised stores.

Intellectual Property Rights

The Company has completed the acquisition of the patented rights for the cancer treatment patent awarded by the United States Patent and Trademark Office.  No foreign counterparts have been filed at this time.

Employees

The Company has only one employee, Kenneth P. Glynn, President. All other participants in Company activities are through purchased support services and independent contractors.

Properties

We do not own any real property.  We co-occupy the same rental space as GlynnTech, Inc. and are subleasing from GlynnTech, Inc. located at 6 Minneakoning Road, Flemington, New Jersey. We intend to continue subleasing such space and anticipate no relocation of our offices in the foreseeable future.

Kenergy Scientific’s Management

Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the board on June 16, 2009.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

For the three months ended March 31, 2011, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

Note 4                      Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2010 unaudited financial statements and the accompanying notes thereto. The financial statements that were reported in the Company’s Form 10-K for the fiscal year ended December 31, 2010 do not contain audited financial statements audited by an independent registered public accounting firm.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

c)    Revenue Recognition

The Company currently derives its revenues from the sales of portable solar powered products, solar rechargeable lantern/flashlight devices, solar backpack rechargers and clothing made from recycled products. Our products are sold directly to consumers through our own website or by direct sales. Payment is made for the products prior to delivery.

d)    Product Warranties

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

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2011 and December 31, 2010.

g)    Intangible Assets

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

In 2011, the Company completed the acquisition of the cancer drug delivery system by issuing an additional one-year promissory note for $125,000.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of March 31, 2011, the Company believes it has no significant risk related to its concentration within its accounts receivable or cash accounts.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at March 31, 2011 and December 31, 2010 were $0.

Note 5                      Income (Loss) Per Share

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

	Three months Ended	Three months Ended
	March 31, 2011	March 31, 2011
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$233,175	$(200,967)
Weighted-average common shares outstanding	9,888,691,090	1,400,096,193
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.00)

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$233,175	$(200,967)
Weighted-average common shares outstanding	9,888,691,090	1,400,096,193
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	10,111,308,910	-
Total adjusted weighted-average shares	20,000,000,000	1,400,096,193
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.00)

The Company had common stock equivalents of 11,985,506,505, but when added to the common stock outstanding, they are in excess of the authorized capital at March 31, 2011, so the maximum authorized shares of 20,000,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 21,099,209,616 at March 31, 2010.

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. The Company also acquired some patent rights for $425,000. In calendar year 2010, the Company paid an additional $62,045 for fees related to work on the cancer drug delivery system, to register several “Green” trademark applications and to acquire additional patent applications in the Kenergy Development porfolio. In the caqlendar year 2011, the Company acquired rights to the Smart Bell patent from the inventors.

These assets are reflected at cost, net of accumulated amortization of $44,254, at March 31, 2011.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

At March 31, 2011 and December 31, 2010 deferred tax assets consist of the following:

	March 31, 2011	December 31, 2010
Deferred tax assets	$772,000	$721,000
Less: Valuation Allowance	(772,000)	(721,000)
Net deferred tax assets	$-0-	$-0-

At March 31, 2011 and December 31, 2010, the Company had federal net operating loss carry forwards in the approximate amounts of $2,270,000 and $2,120,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 8                      Related Party Transactions

On June 17, 2009, Kenneth P. Glynn, President and CEO of the Company, acquired debt owed by Kenergy Scientific, Inc. to third party creditors as follows:

(1)	Promissory Note due to Jerome Mahoney dated August 5, 2005 having a balance on June 17, 2009 of $71,756 and accrued interest of $98,379;

(2)	Deferred Compensation due to Jerome Mahoney as of June 17, 2009 equal to $319,910;

(3)	Convertible promissory note to iVoice, Inc. dated March 5, 2008 having a balance on June 17, 2009, $79,936 and accrued interest of $4,344; and

(4)	Loan from iVoice Technology, Inc. to Kenergy Scientific, Inc. in the amount of $3,600.

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 2.0% per annum (5.25% at September 30, 2010) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of Kenergy Scientific Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of Kenergy Scientific Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

On July 1, 2010, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  As of March 31, 2011, the total amount due to Mr. Glynn for unpaid compensation is $144,000.

During the year ended December 31, 2010, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of March 31, 2010 and December 31, 2010, the aggregate amounts due for these payments is $18,307.

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

In 2011, the Company completed the transfer of the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) one-year promissory notes for the aggregate amount of $125,000. The promissory notes are due on or before the 1st anniversary of the notes and are interest free.

Note 9                    Convertible Promissory Note and Derivative Liability (Related Party)

Kenergy Scientific had entered into a temporary administrative services agreement with iVoice in 2004.  The administrative services agreement continued on a month-to-month basis until December 31, 2008 at which point the agreements were suspended by mutual consent of the parties.

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

As of March 31, 2011, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $10,413.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $120,394. For the nine months ended September 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $7,207.

Note 10      Convertible Debenture and Derivative Liability

On March 30, 2007, Kenergy Scientific, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments for the sum of $1,000,000 in exchange for previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

During the three months ended March 31, 2011, the Company issued 462,077,400 shares of Class A common stock to E-Lionheart for repayment valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to beneficial interest in the amount of $97,036.

As of march 31, 2011, the outstanding principal balance on the E-Lionheart Convertible Debentures was $626,123.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $312,197. For the three months ended March 31, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $44,342.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

During the year ended December 31, 2010, the Company issued an aggregate of 556,825,000 shares of Class A common stock for repayment valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

As of March 31, 2011, the outstanding balance on the EPIC Convertible Notes were $50,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 227.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $337,000, and charged Other Expense - Loss on Valuation of Derivative for $264,858. For the three months ended March 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $42,005 on the fluctuation in the current market prices.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the three months ended March 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $147,578 on the fluctuation in the current market prices.

Note 11       Capital Stock

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 20,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

a) Preferred Stock

Kenergy Scientific is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of March 31, 2011, Kenergy Scientific has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of March 31, 2011, there are 20,000,000,000 shares of Class A Common Stock authorized, no par value, and 9,924,630,443 shares were issued and outstanding.

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

c) Class B Common Stock

As of March 31, 2011, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share, 10,000 shares were issued and outstanding.

Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock.  Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of March 31, 2011 there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share, no shares were issued or outstanding.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.

Note 12      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2011.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

Note 13         New Accounting Pronouncements

In the three months ended March 31, 2011. The FASB has not issued any updates that are applicable to the Company.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

March 31, 2011

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$49,073	$-	$49,073
Notes payable - related parties	-	125,000	-	125,000
Convertible debentures	-	957,373	-	957,373
Derivative liabilities	-	1,586,694	-	1,586,694
Total Liabilities	$-	$2,718,140	$-	$2,718,140

December 31, 2010

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$45,133	$-	$45,133
Convertible debentures	-	866,081	-	866,081
Derivative liabilities	-	2,208,868	-	2,208,868
Total Liabilities	$-	$3,120,082	$-	$3,120,082

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2010 entitled “Risk Factors”.

Overview and Plan of Operation

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  In 2010, the Company launched several products on its website www.greensmartstore.com and is pursuing the opening of its first franchise GreenSmart store. Kenergy Scientific may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.  Any potential acquired additional businesses may be outside the current field of operations of Kenergy Scientific.  Kenergy Scientific may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, Kenergy Scientific is in negotiations with a website designer to acquire a domain name, website content, various trademarks and related property rights which will provide the Company with advertising revenues and a method to distribute some of our products. Otherwise, the Company has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Results of Operations

During the three months ended March 31, 2011, the Company sold $2,547 of solar powered products and products made from recycled materials. This is compared to $437 of revenues derived from maintenance contracts on our speech recognition software business for the three months ended March 31, 2010.

Gross margin for the three months ended March 31, 2011 of $1,123 represents a gross margin % to sales of 44.1%. This margin is the result of keeping prices low to compete with similar products made from virgin materials.  As the volume increases, we expect to achieve greater gross margin % rates.

Total operating expenses increased $85,098 (175%) to $133,736 for the three months March 31, 2011, as compared to the same periods in the prior year. The increases were the result of the Company investing resources in reestablishing the operations.

Total other income (expense) for the three months ended March 31, 2011 was total income of $365,788 as compared to total expense of $152,766 for the three months ended March 31, 2010, for a change of $518,554. These changes are primarily attributed to the gain on revaluation of derivatives as compared to a loss on revaluation of derivatives in the prior year and the write off of $97,036 of beneficial interest on debt conversions into stock during the current period.

Net income for the three months ended March 31, 2011 was $233,175 as compared to a net loss of $200,967 for the three months March 31, 2010. The favorable changes for the three months ending March 31, 2011, were primarily from the favorable changes in revaluation of derivatives, offset by the write off of beneficial interest and the increased investment in operating expenses.

Liquidity and Capital Resources

To date, Kenergy Scientific has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On March 30, 2007, Kenergy Scientific, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners, LP) for the sum of $1,000,000 in exchange for a previously issued promissory note for the same amount (see Note 10 to the Condensed Financial Statements).

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

As of March 31, 2011, the Company has issued an aggregate of $462,000 of one-year Promissory notes to GlynnTech, Inc. in exchange for GlynnTech to assume some of the Company’s debt and to acquire the rights to a cancer delivery system developed by GlynnTech for future development and/or licensing.

The Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that Kenergy Scientific will raise sufficient funds from such financing arrangements, or that Kenergy Scientific will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of Kenergy Scientific’s financing is dependent upon.

For the three months ended months March 31, 2011, the Company had a net decrease in cash of $151,925.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $121,750 in cash for operating activities for the three months ended March 31, 2011 and used $89 in cash for operating activities for the three months ended March 31, 2010. The current cash operating losses are being funded somewhat by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $155,175 in cash for investing activities for the three months ended March 31, 2011. These amounts were for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc., the security deposit on the new GreenSmart Store and acquisition of office equipment.

Cash provided by financing activities.  For the three months ended March 31, 2011, the Company provided $125,000 in financing activities by the issuance of related party promissory notes.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2011.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 4.                      Controls and Procedures.

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

Part II.  Other Information

Item 1.                    Legal Proceedings.

Kenergy Scientific is not party to any material legal proceeding, nor to its knowledge, is any such proceeding threatened against it.

Item 6.                    Exhibits

3.1	Amendment to the Certificate of Incorporation dated February 3, 2011 filed as Exhibit 3.1 on Current Report on Form 8-K dated February 3, 2011 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENERGY SCIENTIFIC, INC.

Date: May 9, 2011	By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

3.1	Amendment to the Certificate of Incorporation dated February 3, 2011 filed as Exhibit 3.1 on Current Report on Form 8-K dated February 3, 2011 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.