Form 10-Q
period 2011-06-30
Kenergy Scientific, Inc.
filed 2011-08-10
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X    No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes         No    X

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
12,405,788 shares outstanding of Class A Common stock, no par value as of August 5, 2011.

KENERGY SCIENTIFIC, INC.

Part 1.  Financial Statements

Item 1 - Financial Statements
KENERGY SCIENTIFIC, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2011	2010
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$37,301	$190,322
Inventories	71,105	31,927
Prepaid and other current assets	5,166	2,528
Total current assets	113,572	224,777

Property and equipment, net	4,140	-
Intangible assets, net	480,691	362,045

Total assets	$598,403	$586,822

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$584,593	$541,763
Due to related parties	178,307	162,307
Promissory note due to related parties	125,000	-
Promissory note due	25,000	-
Convertible promissory note, net of unamortized debt discount of $26,879 and $34,803, respectively	53,057	45,133
Convertible debentures, net of unamortized debt discount of $56,250 and $306,251, respectively	1,119,873	866,081
Derivative liabilities	679,602	2,208,868
Total current liabilities	2,765,432	3,824,152

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 25,000,000 shares; 12,405,788 and 11,828,191 shares issued and outstanding, respectively (see note 11)	4,635,140	4,491,896
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,128,985	2,128,985
Accumulated deficit	(8,931,254)	(9,858,311)
Total stockholders' deficit	(2,167,029)	(3,237,330)

Total liabilities and stockholders' deficit	$598,403	$586,822

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Six months ended		Three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$3,813	$437	$1,266	$-
Cost of sales	2,997	-	1,573	-

Gross margin (loss)	816	437	(307)	-

Operating expenses:
General and administrative expenses	178,205	80,948	71,888	32,321
Depreciation and amortization	33,189	22	5,770	11

Total operating expenses	211,394	80,970	77,658	32,332

Loss from operations	(210,578)	(80,533)	(77,965)	(32,332)

Other income (expense):
Interest expense	(133,707)	(1,669,656)	(18,761)	(1,647,196)
Amortization of debt discount	(257,924)	(219,741)	(116,484)	(140,984)
Gain (loss) on valuation of derivative	1,529,266	(1,230,988)	907,092	(1,179,439)

Total other income (expense)	1,137,635	(3,120,385)	771,847	(2,967,619)

Income (loss) from operations before Income taxes	927,057	(3,200,918)	693,882	(2,999,951)

Provision for income taxes	-		-	-		-

Net income (loss) attributable to common Shares	$927,057		$(3,200,918)	$693,882		$(2,999,951)

Basic income (loss) per common share	$0.07	$	(1.02)	$0.06	$	(0.66)
Diluted income (loss) per common share	$0.04	$	(1.02)	$0.03	$	(0.66)

Weighted average shares outstanding -
Basic (see note 5)	12,383,450		3,141,989	12,383,450		4,518,562
Diluted (see note 5)	25,000,000		3,141,989	25,000,000		4,518,562

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$927,057	$(3,200,918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	33,189	22
(Gain) loss on valuation of derivative	(1,529,266)	1,230,988
Amortization of debt discount	257,924	219,741
Beneficial interest on conversion of debt	97,036	1,626,715
Changes in assets and liabilities:
Increase in inventories	(39,178)	(277)
Increase in prepaid expenses	(2,638)	-
Increase in accounts payable and accrued Liabilities	42,830	67,147
Increase in amounts due to related parties	16,000	57,352
Decrease in deferred maintenance contracts	-	(437)
Net cash provided by (used in) operating activities	(197,046)	333

Cash flows from investing activities:
Purchase of office equipment	(4,600)	-
Security deposit on GreenSmart store	(21,375)	-
Purchase of intangible assets	(130,000)	-
Net cash (used in) investing activities	(155,175)	-

Cash flows from financing activities:
Issuance of promissory notes - related party	125,000	-
Issuance of promissory notes – trade debt	75,000	-
Net cash provided by financing activities	200,000	-

Net increase (decrease) in cash and cash equivalents	(153,021)	333

Cash and cash equivalents at beginning of period	190,322	117

Cash and cash equivalents at end of period	$37,301	$450

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the six months ended June 30, 2011:

a)
The Company issued 577,597 (462,077,400 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to beneficial interest in the amount of $97,036.

b)
The Company issued an aggregate of $125,000 of Promissory Notes to GlynnTech, Inc. to make the remaining payment on the acquisition of the cancer treatment drug delivery system developed and patented by GlynnTech, Inc.

For the six months ended June 30, 2010:

a)
The Company issued an aggregate of 7,057,328 (5,645,862,500 pre-reverse split) shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

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

c)
The Company issued an aggregate of 253,281 (202,625,000 pre-reverse split) shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $389,843. The difference in the market value and the reduction in debt of $137,000 was charged to beneficial interest in the amount of $252,843.

d)
The Company issued 85,000 (68,000,000 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

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
JUNE 30, 2011 and 2010

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
JUNE 30, 2011 and 2010

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
JUNE 30, 2011 and 2010

Note 3                      Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

For the six months ended June 30, 2011, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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
JUNE 30, 2011 and 2010

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

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. There were no cash equivalents at June 30, 2011 and December 31, 2010.

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
JUNE 30, 2011 and 2010

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of June 30, 2011, the Company believes it has no significant risk related to its concentration within its accounts receivable or cash accounts.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at June 30, 2011 and December 31, 2010 were $0.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

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

	Six months Ended	Six months Ended
	June 30, 2011	June 30, 2011
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$927,057	$(3,200,918)
Weighted-average common shares outstanding (see below)	12,383,450	3,141,989
Basic net income (loss) per share attributable to common stockholders (see below)	$0.07	$(1.02)

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$927,057	$(3,200,918)
Weighted-average common shares outstanding (see below)	12,383,450	3,141,989
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	12,616,550	-
Total adjusted weighted-average shares	25,000,000	3,141,989
Diluted net income (loss) per share attributable to common stockholders (see below)	$0.04	$(1.02)

The Company had common stock equivalents of 45,256,751, but when added to the common stock outstanding, they are in excess of the authorized capital at June 30, 2011, so the maximum authorized shares of 25,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 5,008,756 at June 30, 2010.

On May 31, 2011, the Company executed a reverse stock split in the ratio of one new share for every eight hundred shares held by stockholders. Concurrent with this change, the weighted average shares outstanding and basic and diluted net income (loss) per share were restated to reflect this change. For the six months ended June 30, 2010, weighted average common shares was changed from 2,513,591,013 to 3,141,989 and net loss per common share was changed from $0.00 to $1.02.

Note 6                      Intangible Assets

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. The Company also acquired some patent rights for $425,000. In calendar year 2010, the Company paid an additional $67,045 for fees related to work on the cancer drug delivery system, to register several “Green” trademark applications and to acquire additional patent applications in the Kenergy Development porfolio. In the calendar year 2011, the Company acquired rights to the Smart Bell patent from the inventors.

These assets are reflected at cost, net of accumulated amortization of $49,754, at June 30, 2011.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

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

At June 30, 2011 and December 31, 2010 deferred tax assets consist of the following:

	June 30, 2011	December 31, 2010
Deferred tax assets	$ 799,000	$ 721,000
Less: Valuation Allowance	(799,000)	(721,000)
Net deferred tax assets	$ -0-	$ -0-

At June 30, 2011 and December 31, 2010, the Company had federal net operating loss carry forwards in the approximate amounts of $2,350,000 and $2,120,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

The outstanding promissory note, referred to above, will bear interest at the rate of Prime plus 2.0% per annum (5.25% at June 30, 2011) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of Kenergy Scientific Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of Kenergy Scientific Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

The amount of deferred compensation, referred to above, is added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

On May 27, 2010, the Company issued an aggregate of 7,057,328 (5,645,862,500 pre-reverse split) shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 (items #1 and #2 above) of promissory notes and accrued interest due to Mr. Glynn. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

On July 1, 2010, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  As of June 30, 2011, the total amount due to Mr. Glynn for unpaid compensation is $160,000.

During the year ended December 31, 2010, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of June 30, 2011 and December 31, 2010, the aggregate amounts due for these payments is $18,307.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

As of June 30, 2011, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $11,260.

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

The promissory note has a security interest in substantially all of the assets of the Company. However, the security interest is subordinate to that of YA Global Investments (see Note 10).

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $273,630. For the six months ended June 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $1,091,080.

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
JUNE 30, 2011 and 2010

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

During the six months ended June 30, 2011, the Company issued 577,597 (462,077,400 pre-reverse split) shares of Class A common stock to E-Lionheart for repayment valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to beneficial interest in the amount of $97,036.

As of June 30, 2011, the outstanding principal balance on the E-Lionheart Convertible Debentures was $626,123.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $791,658. For the six months ended June 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $289,390.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

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

During the year ended December 31, 2010, the Company issued an aggregate of 696,031 (556,825,000 pre-reverse split) shares of Class A common stock for repayment valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

As of June 30, 2011, the outstanding balance on the EPIC Convertible Notes were $50,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 227.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $337,000, and charged Other Expense - Loss on Valuation of Derivative for $264,858. For the six months ended June 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $13,414 on the fluctuation in the current market prices.

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

During the year ended December 31, 2010, the Company received $450,000 of new funding under this agreement. During the six months ended June 30, 2011, the Company received the remaining $50,000 of new funding under this agreement

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the six months ended June 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $450,564 on the fluctuation in the current market prices.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

Note 11       Capital Stock

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 25,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011.  The effect of this amendment was: a) to reduce the authorized shares from 20,000,000,000 to 25,000,000; b) to reduce the outstanding shares from 9,924,630,443 to 12,405,789; and c) to reduce the unissued shares from 10,075,369,557 to 12,594,211.

a) Preferred Stock

Kenergy Scientific is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of June 30, 2011, Kenergy Scientific has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of June 30, 2011, there are 25,000,000 shares of Class A Common Stock authorized, no par value, and 12,405,789 shares were issued and outstanding.

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

c) Class B Common Stock

As of June 30, 2011, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share, 10,000 shares were issued and outstanding.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

d) Class C Common Stock

As of June 30, 2011 there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share, no shares were issued or outstanding.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.

Note 12      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of June 30, 2011.

Note 13         New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.  We do not expect adoption of this guidance to have an impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. We do not expect adoption of this guidance to have an impact on our financial statements.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs- Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2011

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$53,057	$-	$53,057
Notes payable - related parties	-	125,000	-	125,000
Notes payable - trade	-	25,000	-	25,000
Convertible debentures	-	1,119,873	-	1,119,873
Derivative liabilities	-	679,602	-	679,602
Total Liabilities	$-	$2,002,532	$-	$2,002,532

Assets level I level II Level III Total Total Assets $ - $ - $ - $ - Convertible promissory notes $ - $ 53, 057 $ - $ 53,057 Notes payable - related parties - 125,000 - 125,000 notes payable - trade - 25,000 - 25,000 convertible debentures - 1,119,873 - 1,119,873 derivative liabilities - 679,602 - 679,602 total liabilities $ - $ 2,002,532 $ - $ 2,002,532

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

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

Results of Operations

During the six months ended June 30, 2011, the Company sold $3,813 of solar powered products and products made from recycled materials. This is compared to $437 of revenues derived from maintenance contracts on our speech recognition software business for the six months ended June 30, 2010.  For the three months ended June 30, 2011, the Company sold $1,266 of solar powered products and products made from recycled materials.

Gross margin for the six months ended June 30, 2011 of $816 represents a gross margin % to sales of 21.4%. For the three months ended June 30, 2011, Gross margin was a small loss of $307. These margins are the result of keeping prices low to compete with similar products made from virgin materials.  As the volume increases, we expect to achieve greater gross margin % rates.

Total operating expenses increased $130,424 (161%) to $211,394 for the six months June 30, 2011, as compared to the same periods in the prior year. For the three months ended June 30, 2011, operating expenses increase by $45,326 to $77,658 as compared to the prior year. The increases were the result of the Company investing resources in reestablishing the operations.

Total other income (expense) for the six months ended June 30, 2011 was total income of $1,137,635 as compared to total expense of $3,120,385 for the six months ended June 30, 2010, for a change of $4,258,020. For the three months ended June 30, 2011. Total other income (expenses) changed by $3,739,466 from an expense of $2,967,619 in the prior year to an income of $771,847 in the current year. These changes are primarily attributed to the change in gain on revaluation of derivatives of $2,760,254 and $2,086,531, respectively, when compared to the prior year and the write off of $1,626,715 of beneficial interest on debt conversions into stock during the prior period that were not repeated in the current period.

Net income for the six months ended June 30, 2011 was $927,057 as compared to a net loss of $3,200,918 for the six months ended June 30, 2010. Net income for the three months ended June 30, 2011 was $693,882 as compared to a net loss of $2,999,951 for the three months ended June 30, 2010. The favorable changes for the six months and three months ending June 30, 2011, were primarily from the favorable changes in revaluation of derivatives and the write off of beneficial interest offset by the increased investment in operating expenses.

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

On July 26, 2010, the Company consented to the assignment of the above debentures from YA Global Investments, LP to E-Lionheart Associates, LLC (“E-Lionheart”) for an aggregate total of $1,043,539. This was done in conjunction with the execution of a Securities Purchase Agreement dated August 9, 2010 with E-Lionheart whereby E-Lionheart will purchase from the Company up to $500,000 of convertible debentures which will provide new financing for the Company.  Amounts due under this debenture are due on or before August 9, 2011 and pays interest at the rate of 5% per annum. E-Lionheart has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (90%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. E-Lionheart may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. Through June 30, 2011, the Company has received $500,000 of new funding under this agreement.

As of June 30, 2011, the Company has issued an aggregate of $462,000 of one-year Promissory notes to GlynnTech, Inc. in exchange for GlynnTech to assume some of the Company’s debt and to acquire the rights to a cancer delivery system developed by GlynnTech for future development and/or licensing.

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

For the six months ended months June 30, 2011, the Company had a net decrease in cash of $153,021.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $197,046 in cash for operating activities for the six months ended June 30, 2011 and provided $333 in cash for operating activities for the six months ended June 30, 2010. The current cash operating losses are being funded somewhat by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $155,175 in cash for investing activities for the six months ended June 30, 2011. These amounts were for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc., the security deposit on the new GreenSmart Store and acquisition of office equipment.

Cash provided by financing activities.  For the six months ended June 30, 2011, the Company provided $200,000 in financing activities by the issuance of related party promissory notes and outside funding by unrelated parties

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2011.

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Part II.  Other Information

Item 6.	Exhibits

	3.1	Amendment to the Certificate of Incorporation dated May 5, 2011 filed as Exhibit 3.1 in the Current Report on Form 8-K dated May 5, 2011 and is incorporated herein by reference.

	31.1	Rule 13a-14(a)/15d-14(a) Certifications.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENERGY SCIENTIFIC, INC.

Date:           August 9, 2011                                                                By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

3.1	Amendment to the Certificate of Incorporation dated May 5, 2011 filed as Exhibit 3.1 in the Current Report on Form 8-K dated May 5, 2011 and is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.