Form 10-Q/A
period 2011-06-30
Kenergy Scientific, Inc.
filed 2011-08-31
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

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

EXPLANATORY NOTE

KENERGY SCIENTIFIC, INC.  is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on August 10, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

Part II.  Other Information

Item 6.	Exhibits

	3.1	Amendment to the Certificate of Incorporation dated May 5, 2011 filed as Exhibit 3.1 in the Current Report on Form 8-K dated May 5, 2011 and is incorporated herein by reference.

	31.1	Rule 13a-14(a)/15d-14(a) Certifications.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENERGY SCIENTIFIC, INC.

Date:           August 9, 2011                                                                By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

3.1	Amendment to the Certificate of Incorporation dated May 5, 2011 filed as Exhibit 3.1 in the Current Report on Form 8-K dated May 5, 2011 and is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase