Form 10-Q
period 2011-09-30
Kenergy Scientific, Inc.
filed 2011-11-21
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X    No __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes   No _X_

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
12,405,788 shares outstanding of Class A Common stock, no par value as of November 11, 2011.

KENERGY SCIENTIFIC, INC.

Part 1.  Financial Statements

Item 1 - Financial Statements
KENERGY SCIENTIFIC, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2011	2010
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$42,645	$190,322
Inventories	94,165	31,927
Prepaid and other current assets	9,292	2,528
Total current assets	146,102	224,777

Property and equipment, net	11,925	-
Intangible assets, net and security deposits	475,191	362,045

Total assets	$633,218	$586,822

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$599,636	$541,763
Due to related parties	164,307	162,307
Promissory note due to related parties	125,000	-
Promissory notes due	140,000	-
Convertible promissory note, net of unamortized debt discount of $22,852 and $34,803, respectively	57,084	45,133
Convertible debentures, net of unamortized debt discount of $33,333 and $306,251, respectively	1,180,290	866,081
Derivative liabilities	762,961	2,208,868
Total current liabilities	3,029,278	3,824,152

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 25,000,000 shares; 12,405,788 and 11,828,191 shares issued and outstanding, respectively (see note 12)	4,635,140	4,491,896
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,128,985	2,128,985
Accumulated deficit	(9,160,285)	(9,858,311)
Total stockholders' deficit	(2,396,060)	(3,237,330)

Total liabilities and stockholders' deficit	$633,218	$586,822

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine months ended		Three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$4,060	$816	$247	$379
Cost of sales	3,054	177	57	177

Gross margin (loss)	1,006	639	190	202

Operating expenses:
General and administrative expenses	269,199	186,921	90,994	105,973
Depreciation and amortization	39,162	30	5,973	8

Total operating expenses	308,361	186,951	96,967	105,981

Loss from operations	(307,355)	(186,312)	(96,777)	(105,779)

Other income (expense):
Interest expense	(155,658)	(2,152,614)	(21,951)	(482,958)
Amortization of debt discount	(322,368)	(391,694)	(64,444)	(171,953)
Gain (loss) on valuation of derivative	1,483,407	(771,796)	(45,859)	459,192
Gain (loss) on valuation of derivative	-	5,250	-	5,250

Total other income (expense)	1,005,381	(3,310,854)	(132,254)	(190,469)

Income (loss) from operations before Income taxes	698,026	(3,497,166)	(229,031)	(296,248)

Provision for income taxes	-		-		-		-

Net income (loss) attributable to common Shares	$698,026		$(3,497,166)		$(229,031)		$(296,248)

Basic income (loss) per common share	$0.06	$	(0.65)	$	(0.02)	$	(0.03)
Diluted income (loss) per common share	$0.03	$	(0.65)	$	(0.02)	$	(0.03)

Weighted average shares outstanding -
Basic (see note 5)	12,390,978		5,374,707		12,405,788		9,767,337
Diluted (see note 5)	25,000,000		5,374,707		12,405,788		9,767,337

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$698,026	$(3,497,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	39,162	30
(Gain) loss on valuation of derivative	(1,483,407)	771,796
Amortization of debt discount	322,368	391,694
Beneficial interest on conversion of debt	97,036	2,094,699
Changes in assets and liabilities:
Increase in inventories	(62,238)	(10,654)
Increase in prepaid expenses	(6,764)	-
Increase in accounts payable and accrued Liabilities	57,873	117,262
Increase in amounts due to related parties	2,000	80,442
Decrease in deferred maintenance contracts	-	(437)
Net cash provided by (used in) operating activities	(335,944)	(52,334)

Cash flows from investing activities:
Purchase of office equipment	(12,858)	-
Security deposit on GreenSmart store	(21,375)	-
Purchase of intangible assets	(130,000)	(12,045)
Net cash (used in) investing activities	(164,233)	(12,045)

Cash flows from financing activities:
Issuance of promissory notes - related party	125,000	-
Issuance of promissory notes	227,500	150,000
Net cash provided by financing activities	352,500	150,000

Net increase (decrease) in cash and cash equivalents	(147,677)	85,621

Cash and cash equivalents at beginning of period	190,322	117

Cash and cash equivalents at end of period	$42,645	$85,738

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the nine months ended September 30, 2011:

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

d)
The Company issued an aggregate of 696,031 (556,825,000 pre-reverse split) shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

e)
The Company issued 599,087 (479,269,350 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $464,308. The difference in the market value and the reduction in debt of $208,708 was charged to beneficial interest in the amount of $255,600.

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

Sales and Marketing

The Company had nominal sales during the third quarters of 2011 and 2010. Sales have been slow due to research and development, product selections, product testing and other launch preparation.  Sales in the third quarters of 2011 and 2010 were through the internet website and additional opportunities are being developed, through third party retail and internet sites and through third party distributors.  In 2011, the Company is on schedule to open its first franchised GreenSmart store and we expect to expand our store plans to include other franchised stores.

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

The Company entered into a five (5) year lease for the retail space at 325 US Route 202, Flemington, NJ 08822. The lease is $5,344 per month for 2,375 square feet. The Company shall also pay a proportional share of the Landlord’s operating costs of maintaining the building and the common areas. The lease also provides that the Landlord shall provide a rent abatement equal to one day of Fixed Rent for each day that the premises are not available for occupancy after July 1, 2011.

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

For the nine months ended September 30, 2011, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. There were no cash equivalents at September 30, 2011 and December 31, 2010.

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of September 30, 2011, the Company believes it has no significant risk related to its concentration within its accounts receivable or cash accounts.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at September 30, 2011 and December 31, 2010 were $0.

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

	Nine months Ended	Nine months Ended
	September 30, 2011	September 30, 2010
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$698,026	$(3,497,166)
Weighted-average common shares outstanding (see below)	12,390,978	5,374,707
Basic net income (loss) per share attributable to common stockholders (see below)	$0.06	$(0.65)

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$698,026	$(3,497,166)
Weighted-average common shares outstanding (see below)	12,390,978	5,374,707
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	12,609,022	-
Total adjusted weighted-average shares	25,000,000	5,374,707
Diluted net income (loss) per share attributable to common stockholders (see below)	$0.03	$(0.65)

At September 30, 2011, the Company has common stock equivalents of 3,719,563 due on undisputed amounts due on convertible debentures. The Company has an additional undeterminable number of common stock equivalents due on convertible debt balances that have disputed calculated values between the parties. For presentation purposes, the maximum number of authorized shares of 25,000,000 is shown for diluted earnings per common share calculations for the nine months ended September 30, 2011.  The Company had common stock equivalents of 6,552,595 (5,242,075,993 pre-reverse split) at September 30, 2010.

On May 31, 2011, the Company executed a reverse stock split in the ratio of one new share for every eight hundred shares held by stockholders. Concurrent with this change, the weighted average shares outstanding and basic and diluted net income (loss) per share were restated to reflect this change. For the nine months ended September 30, 2010, weighted average common shares was changed from 4,299,765,457 to 5,374,707 and net loss per common share was changed from $0.00 to $0.65.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

These assets are reflected at cost, net of accumulated amortization of $55,254, at September 30, 2011.

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

At September 30, 2011 and December 31, 2010 deferred tax assets consist of the following:

	September 30, 2011	December 31, 2010
Deferred tax assets	$844,000	$721,000
Less: Valuation Allowance	(844,000)	(721,000)
Net deferred tax assets	$-0-	$-0-

At September 30, 2011 and December 31, 2010, the Company had federal net operating loss carry forwards in the approximate amounts of $2,480,000 and $2,120,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

The Promissory Note, Deferred Compensation and the Convertible Promissory Note,, all referred to above, will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid.  Under the terms of these debt instruments, at the option of the holder, principal and interest can be converted into either (i) one share of Kenergy Scientific Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of Kenergy Scientific Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

On July 1, 2010, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  As of September 30, 2011, the total amount due to Mr. Glynn for unpaid compensation is $160,000.

During the year ended December 31, 2010, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of September 30, 2011 and December 31, 2010, the aggregate amounts due for these payments is $18,307.

On July 1, 2011, the Company extended the Administrative Services Agreement with GlynnTech, Inc to provide back office administrative support to the Company.  The administrative services agreement was for an initial term of one year and was extended for an additional one-year periods at the Company’s request. The amended fees are $7,500 per month but may be reduced in scope or eliminated at any time upon 90 days’ prior written notice by the Company to GlynnTech.

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

On June 17, 2009, Kenneth P. Glynn, President, Chief Executive Officer and Director,  acquired this debt from iVoice, Inc. The holder may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

As of September 30, 2011, the outstanding balance on the convertible promissory note was $79,936 plus accrued interest of $12,116.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten (10) days from the due date, or (b) default under the terms of any instrument securing this convertible promissory note, and such default is not cured within fifteen (15) days after written notice to maker, then in either such event the holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, and the prepayment premium, if any, at once due and payable. Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time. The unpaid principal of this convertible promissory note and any part thereof, accrued interest and all other sums due under this convertible promissory note shall bear interest at the rate of prime plus 1 percent per annum after default until paid.

The convertible promissory note has a security interest in substantially all of the assets of the Company. However, the security interest is subordinate to that of YA Global Investments (see Note 10).

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $278,407. For the nine months ended September 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $532,606.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

On July 26, 2010, the Debenture with YA Global Investments, LP was amended and restated in order to replace the existing Debenture with five (5) debentures of $208,707.74 each. The term of the debentures were amended to extend the due date until July 29, 2011. The amendments had the effect of reclassifying $156,199 of non-interest bearing accrued interest into the secured convertible debentures.

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

During the nine months ended September 30, 2011, the Company issued 577,597 (462,077,400 pre-reverse split) shares of Class A common stock to E-Lionheart for repayment valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to beneficial interest in the amount of $97,036.

On July 29, 2011, the Company had defaulted on the terms of the E-Lionheart Convertible Debentures and as such, the full principal amount of these Debentures, together with interest and other amounts owing in respect thereof, shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company.

As of September 30, 2011, the outstanding principal balance on the E-Lionheart Convertible Debentures was $626,123.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $770,868. For the nine months ended September 30, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $533,015.

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

On June 22, 2011, the Company had defaulted on the terms of the 2nd wrap-around agreements and as such, the default interest rate was increased retroactively to 24.99% on the remaining balance of the debt.

As of September 30, 2011, the outstanding balance on the EPIC Convertible Notes were $50,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 227.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $337,000, and charged Other Expense - Loss on Valuation of Derivative for $264,858. For the nine months ended September 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $12,091 on the fluctuation in the current market prices.

On August 9, 2010, the Company entered into a securities purchase agreement with E-Lionheart to purchase up to $500,000 of convertible debentures from the Company. Amounts due under this debenture are due on or before August 9, 2011 and pays interest at the rate of 5% per annum. E-Lionheart has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (90%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. E-Lionheart may not convert the Debenture into shares of Class A Common Stock if such conversion would result in E-Lionheart beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

During the year ended December 31, 2010, the Company received $450,000 of new funding under this agreement. During the nine months ended September 30, 2011, the Company received the remaining $50,000 of new funding under this agreement

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

On August 9, 2011, the Company had defaulted on the terms of this Debenture and as such, the full principal amount of this Debentures, together with interest and other amounts owing in respect thereof, shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the nine months ended September 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $434,625 on the fluctuation in the current market prices.

On August 26, 2011, the Company issued a convertible promissory note, in an aggregate of $37,500, to Asher Enterprises, Inc. (“Asher”). Amounts due under this note are due on or before May 30, 2012 and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest three (3) Trading Prices of the Common Stock during the ten (10) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

As of September 30, 2011, the outstanding balance on the Asher Convertible Promissory Note was $37,500.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability, recorded a debt discount of $37,500, and charged Other Expense - Loss on Valuation of Derivative for $13,223. For the nine months ended September 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $639 on the fluctuation in the current market prices.

Note 11      Promissory Notes

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. As of September 30, 2012, the outstanding balance on the DeJonge note was $25,000 and accrued interest of $660.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

On July 12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to OpalOpal Markerting Corp. (“Opal”). Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. As of September 30, 2012, the outstanding balance on the Opal note was $15,000 and accrued interest of $210.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. As of September 30, 2012, the outstanding balance on the Basner note was $100,000 and accrued interest of $809.

Note 12       Capital Stock

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

a) Preferred Stock

Kenergy Scientific is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of September 30, 2011, Kenergy Scientific has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of September 30, 2011, there are 25,000,000 shares of Class A Common Stock authorized, no par value, and 12,405,789 shares were issued and outstanding.

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

c) Class B Common Stock

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

As of September 30, 2011, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share, 10,000 shares were issued and outstanding.

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

d) Class C Common Stock

As of September 30, 2011 there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share, no shares were issued or outstanding.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.

Note 13      Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2011.

Note 14         New Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The objective of this Update is to simplify how entities test goodwill for impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We do not anticipate any material impact from this Update.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011 and December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2011

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$57,084	$-	$57,084
Notes payable - related parties	-	125,000	-	125,000
Notes payable - trade	-	140,000	-	140,000
Convertible debentures	-	1,180,290	-	1,180,290
Derivative liabilities	-	762,961	-	762,961
Total Liabilities	$-	$2,265,335	$-	$2,265,335

December 31, 2010
Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$45,133	$-	$45,133
Convertible debentures	-	866,081	-	866,081
Derivative liabilities	-	2,208,868	-	2,208,868
Total Liabilities	$-	$3,120,082	$-	$3,120,082

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

Results of Operations

During the nine months ended September 30, 2011, the Company sold $4,060 of solar powered products and products made from recycled materials. This is compared to $816 of revenues primarily derived from maintenance contracts on our speech recognition software business for the nine months ended September 30, 2010.  For the three months ended September 30, 2011, the Company sold $247 of solar powered products and products made from recycled materials as compared to $379 for the three months ended September 30, 2010.

Gross margin for the nine months ended September 30, 2011 of $816 represents a Gross margin % to sales of 24.8%. For the three months ended September 30, 2011, Gross margin % to sales of 76.9%. These margins are the result of keeping prices low to compete with similar products made from virgin materials.  As the volume increases, we expect to achieve greater gross margin % rates.

Total operating expenses increased $121,410 (65%) to $308,361 for the nine months September 30, 2011, as compared to the same periods in the prior year. For the three months ended September 30, 2011, operating expenses decreased by $9,014 to $96,967 as compared to the prior year. The increases were the result of the Company investing resources in reestablishing the operations.

Total other income (expense) for the nine months ended September 30, 2011 was total income of $1,005,381 as compared to total expense of $3,310,854 for the nine months ended September 30, 2010, for a change of $4,316,235. For the three months ended September 30, 2011, Total other income (expenses) decreased by $58,215 from an expense of $190,469 in the prior year to an expense of $132,254 in the current year. The change for the nine months ended September 30, 2011 was primarily attributed to the change in gain on revaluation of derivatives of $2,255,203 and a decrease in beneficial interest expense of $1,997,663, when compared to the prior year. For the three months ended September 30, 2011, the change was primarily the result of the lower beneficial interest on debt conversions of $467,984 and lower amortization of debt discount of $107,509 offset by an unfavorable change in gain on revaluation of derivatives of $505,051 when compared to the prior year.

Net income for the nine months ended September 30, 2011 was $698,026 as compared to a net loss of $3,497,166 for the nine months ended September 30, 2010. Net loss for the three months ended September 30, 2011 was $229,031 as compared to a net loss of $296,248 for the three months ended September 30, 2010. The favorable changes for the nine months and three months ending September 30, 2011, were primarily from the favorable changes in revaluation of derivatives and the write off of beneficial interest offset by the increased investment in operating expenses.

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

On July 26, 2010, the Company consented to the assignment of the above debentures from YA Global Investments, LP to E-Lionheart Associates, LLC (“E-Lionheart”) for an aggregate total of $1,043,539. This was done in conjunction with the execution of a Securities Purchase Agreement dated August 9, 2010 with E-Lionheart whereby E-Lionheart will purchase from the Company up to $500,000 of convertible debentures which will provide new financing for the Company.  Amounts due under this debenture are due on or before August 9, 2011 and pays interest at the rate of 5% per annum. E-Lionheart has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (90%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. E-Lionheart may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. Through September 30, 2011, the Company has received $500,000 of new funding under this agreement.

As of September 30, 2011, the Company has issued an aggregate of $462,000 of one-year Promissory notes to GlynnTech, Inc. in exchange for GlynnTech to assume some of the Company’s debt and to acquire the rights to a cancer delivery system developed by GlynnTech for future development and/or licensing.

During the nine months ended September 30, 2011, the Company was able to raise an additional $177,500 of additional short term debt from unrelated investors. $37,500 of this debt was in the form of a convertible promissory note (see note 10 for a detailed discussion).

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

For the nine months ended months September 30, 2011, the Company had a net decrease in cash of $153,021.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $335,944 in cash for operating activities for the nine months ended September 30, 2011 and used $52,334 in cash for operating activities for the nine months ended September 30, 2010. The current cash operating losses are being partially funded somewhat by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $164,233 in cash for investing activities for the nine months ended September 30, 2011. These amounts were for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc., the security deposit on the new GreenSmart Store and acquisition of office equipment.

Cash provided by financing activities.  For the nine months ended September 30, 2011, the Company provided $352,500 in financing activities by the issuance of related party promissory notes and outside funding by unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2011.

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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Part II.  Other Information

Item 6.                    Exhibits

10.1	Administrative Services Agreement, dated July 1, 2011, between Glynntech, Inc and Kenergy Scientific, Inc.

10.2	Promissory Note, dated June 15, 2011, for the sum of $25,000, payable to Stuart W. DeJonge.

10.3	Promissory Note, dated July 12, 2011, for the sum of $15,000, payable to OpalOpal Markerting Corp..

10.4	Promissory Note, dated July 22, 2011, for the sum of $100,000, payable to Charles M. Basner.

10.5	Convertible Promissory Note, dated August 26, 2011, for the sum of $37,500, payable to Asher Enterprises, Inc, a Delaware corporation.

10.6	Lease Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENERGY SCIENTIFIC, INC.

Date:           November 16, 2011                                                                By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

10.1	Administrative Services Agreement, dated July 1, 2011, between Glynntech, Inc and Kenergy Scientific, Inc.

10.2	Promissory Note, dated June 15, 2011, for the sum of $25,000, payable to Stuart W. DeJonge.

10.3	Promissory Note, dated July 12, 2011, for the sum of $15,000, payable to OpalOpal Markerting Corp..

10.4	Promissory Note, dated July 22, 2011, for the sum of $100,000, payable to Charles M. Basner.

10.5	Convertible Promissory Note, dated August 26, 2011, for the sum of $37,500, payable to Asher Enterprises, Inc, a Delaware corporation.

10.6	Lease Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase