Form 10-K
period 2011-12-31
Kenergy Scientific, Inc.
filed 2012-04-13
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐   Accelerated filer  ☐  Non-accelerated filer       Smaller reporting Company [X]
                                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, based upon the average bid and ask prices on that date was $184,571.

As of April 9, 2012, the Registrant had 13,020,798 outstanding shares of Class A Common Stock, no par value per share and 10,000 outstanding shares of Class B Common Stock, par value $.01 per share.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2011 contains financial statements that have not been audited by an independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010.

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

On August 4, 2005, the registration statement to effectuate the spin-off of the SpeechSwitch from iVoice was declared effective and SpeechSwitch immediately embarked on the process to spin off the SpeechSwitch from iVoice.

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

In June 2009 Kenneth P. Glynn acquired debt owed by the Company to third party creditors.

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

In November 2011, the Company opened its first company-ownded GreenSmart Store at the Flemington Marketplace in Flemington, NJ.

OUR BUSINESS

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

(b)
In the solar rechargeable products sector, candidates for future sales currently include an iPhone/iPod recharger; a solar powered recharger for the cell phones and PDA’s; a backpack solar recharger with chips for attachment to a backpack, a tent, an outdoor line, etc. with a storage pocket and an array of interchangeable connectors for diverse electronic devices; a solar powered lantern/flashlight; a solar powered radio/flashlight; a solar powered laptop recharger, and other devices.  Product launches on a majority of these items were in the third quarter of 2010.  Initial product launches involved Internet sales, with a roll-out to our retail outlet in November 2011.

(c)
In solar power energy production systems, the Company is reviewing numerous models of solar photovoltaic panels and converters, as well as unique aftermarket opportunities.  The Company intends to partner with installers and market home, office and commercial solar panels through various media.

(d)	In the wind power energy production systems, third party companies will review various microturbine products to license and sell.

SALES AND MARKETING

The Company had nominal sales during the years 2011 and 2010. Sales have been slow due to research and development, product selections, product testing and other launch preparation.  Sales through the third quarters of 2011 were through our website and additional opportunities are being developed, through third party retail and internet sites and through third party distributors.  In November 2011, the Company opened its first company-owned GreenSmart retail store and we expect to expand our store plans to include other franchised stores.

DISTRIBUTION

Within the first two years under new management, the Company created a viable website and contracted with major retailers and multimedia advertising for the solar powered rechargers and other products.  In addition, the Company opened one retail store, as well as offering additional products made from recycled materials and/or biodegradable materials in the marketplace.

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

Also, the company now has numerous patent applications and some issued patents in the fields of microturbine wind power generators, third generation solar power generators, solar desealination, solar-wind hybrid power generators, biodegradeable bandages and other energy and healthcare related inventions.

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

EMPLOYEES

Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the Board on June 16, 2009. On July 1, 2009, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and Chief Executive of the Company at an annual base salary of $96,000 for the first year.  On July 1, 2010 and 2011, the Company renewed Mr. Glynn’s employment agreement for an additional one (1) year at an annual base salary of $96,000 for the year. It is the present intention of Mr. Glynn to defer a portion of his salary payment for at least the next 6 months.

As of December 31, 2011, we had one employee, Kenneth P. Glynn.  All other participants in Company activities are through purchased support services and independent contractors.

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

The Company has acknowledged the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because the Company does not have access to sufficient committed capital to meet its projected operating needs for the next 12 months.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to our financial statements as a result of our uncertainty regarding the Company’s ability to continue as a going concern.  If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our consolidated financial statements.  Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

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

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2011, we have several convertible debentures with E-Lionheart Associates, LLC with an aggregate principal balance of $1,126,123. Some of these convertible debentures were acquired from YA Global Investments and one of the debentures was created when E-Lionheart provided new funding to the Company. In addition, the Company has a convertible promissory note of $79,936 due to a related party for administrative services and deferred compensation of $156,000 due to Mr. Kenneth Glynn and provides that, at Mr. Glynn’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

We are dependent on external financing to fund our operations.  Our most recent financing was provided through the sale of $380,000 in convertible debentures and promissory notes.  If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

As President and sole director, Mr. Glynn has control over the management and direction of the Company. As of December 31, 2011, Mr. Glynn owns 7,057,329 shares of Class A Common Stock, 10,000 shares of Class B Common Stock and has the right to convert $235,936 of indebtedness and deferred compensation, together with accrued but unpaid interest of $12,973, into 248,909 shares of Class B Common Stock. The Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at the prime rate plus 1% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Glynn upon the conversion of this indebtedness.  Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  If Mr. Glynn converts his indebtedness into 248,909 shares of Class B Common Stock, he will have the aggregate voting rights equal to an additional 25,890,900 shares of Class A Common Stock and when added to his holdings of Class A Common Stock of 7,057,329 shares, Mr. Glynn will have voting control over the management and direction of the Company, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders. The Board has the option to pay Mr. Glynn in Class B Common Stock. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

Reports to Security Hold

Pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-Q, annual reports on Form 10-K and as required, files reports on Form 8-K.  However, the Company’s Annual Report on Form 10-K does not contain audited financial statements as required under the Exchange Act.

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

ITEM 2. PROPERTIES.

We do not own any real property.  We rent office space from GlynnTech, Inc. located at 6 Minneakoning Road, Flemington, New Jersey.  We also rent 2,375 square feet of retail sales space from Flemington Mall, LLC for our GreenSmart retail store. We intend to continue renting such spaces and anticipate no relocation of our offices or store front in the foreseeable future. We are unaware of any environmental problems in connection with these locations, and, because of the nature of our activities, do not anticipate such problems.

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

The following table shows the high and low closing prices for the period indicated, and reflects the effect of the reverse stock split on May 5, 2011:

2010	High	Low
First quarter	$0.152	$0.104
Second Quarter	$2.904	$0.104
Third Quarter	$1.448	$0.400
Fourth quarter	$0.504	$0.152
2011	High	Low
First Quarter	$0.248	$0.104
Second Quarter	$0.152	$0.035
Third Quarter	$0.060	$0.030
Fourth quarter	$0.050	$0.010
The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

As of December 31, 2011, the number of record holders of our common shares was approximately 771.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED EQUITY SECURITIES.

In the year ending December 31, 2011, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

·	The Company issued 577,597 (462,077,400 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $143,244.
In the year ending December 31, 2010, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

·
The Company issued an aggregate of 7,057,328 (5,645,862,500 pre-reverse split)  shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

·	The Company issued an aggregate of 696,031 (556,825,000 pre-reverse split) shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $752,226.

·	The Company issued 2,239,712 (1,791,769,350 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $1,025,558.

·	The Company issued 85,000 (68,000,000 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $157,080.

DESCRIPTION OF SECURITIES

Pursuant to our certificate of incorporation, we are authorized to issue up to:  1,000,000 shares of preferred stock, par value of $1.00 per share, 125,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share, and 20,000,000 shares of Class C common stock, par value $.01 per share. Below is a description of the Company’s outstanding securities, including Class A common stock, Class B common stock, Class C common stock, options, warrants and debt.

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The effect of this amendment was: a) to reduce the authorized shares from 20,000,000,000 to 25,000,000; b) to reduce the outstanding shares from 9,924,630,443 to 12,405,788; and c) to reduce the unissued shares from 10,075,369,557 to 12,594,212.

On November 29, 2011, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 125,000,000, as authorized by the Board of Directors and adopted by the shareholders on November 17, 2011. The effect of this amendment was to increase the authorized shares from 25,000,000 to 125,000,000.

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

As of December 31, 2011, we had 12,418,388 shares of Class A common stock issued and outstanding.

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

As of December 31, 2011, there were 10,000 shares of Class B Common Stock issued and outstanding.

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

As of December 31, 2011, there were 20,000,000 shares of our Class C Common Stock authorized and no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2011 and 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Shares to be issued upon exercise of outstanding options, warrants or stock rights (#)	Weighted average exercise price ($)	Number of Securities Available for Future Issuance (#)
Approved by Shareholders:
Stock Incentive Plan	0	n/a	0

Not approved by Shareholders:
Stock Incentive Plan	0	n/a	2,500 * *2,000,000 pre-reverse split

The Company’s 2005 Stock Incentive Plan (the “Plan”) was approved by the Board of Directors, and became effective, on December 12, 2005.  The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company’s Class A Common Stock, no par value per share, as determined by the Board from time to time.  The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of the Company and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company’s stockholders.  Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan.  Under the Plan, the Board may provide for the issuance of shares of the Company’s Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered.

The Company’s  2005 Directors’ and Officers’ Stock Incentive Plan (the “D&O Plan”) was approved by the Board of Directors, and became effective, on December 12, 2005.  The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company’s Class A Common Stock, no par value per share, as determined by the Board from time to time.  The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company’s stockholders..  Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan.  Under the D&O Plan, the Board may provide for the issuance of shares of the Company’s Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered.

The Company did not issue any stock options or shares under either stock incentive plans listed above for the years ended December 31, 2011 and 2010.

The Company had no outstanding equity awards for its executive officers at the end of the most recent completed fiscal year.

DEBT

On March 30, 2007, the Company issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) (“YA Global”) for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has an initial term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

On June 17, 2009, Kenneth P. Glynn, President and CEO of the Company, acquired debt owed by the Company to third party creditors as follows:

(1)	Promissory Note due to Jerome Mahoney dated August 5, 2005 having a balance on June 17, 2009 of $71,756 and accrued interest of $98,379;

(2)	Deferred Compensation due to Jerome Mahoney as of June 17, 2009 equal to $319,910;

(3)	Convertible promissory note to iVoice, Inc. dated March 5, 2008 having a balance on June 17, 2009, $79,936 and accrued interest of $4,344; and

(4)	Loan from iVoice Technology, Inc. to the Company in the amount of $3,600.

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

On June 1, 2009 and June 2, 2009, the Company issued two (2) one-year promissory notes in the aggregate of $37,000 to GlynnTech, Inc, for GlynnTech to assume a like amount of current obligations that the Company was unable to pay from current operations. The debt is due on or before the 1st anniversary and is interest free. On June 22, 2011, the Company had defaulted on the terms of the 2nd wrap-around agreement and as such, the default interest rate was increased retroactively to 24.99% on the remaining balance of the debt.

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

On July 26, 2010, YA Global Investments, LP assigned the debentures that it held to E-Lionheart Associates, LLC (“E-Lionheart”) with an aggregate value of $1,043,539. This was done in conjunction with the execution of a Securities Purchase Agreement dated August 9, 2010 with E-Lionheart whereby E-Lionheart will purchase from the Company up to $500,000 of convertible debentures which will provide new financing for the Company.  Amounts due under this debenture are due on or before August 9, 2011 and pays interest at the rate of 5% per annum. E-Lionheart has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (90%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. E-Lionheart may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. During the year ended December 31, 2010, the Company received $450,000 of new funding under this agreement. During the year ended December 31, 2011, the Company received the remaining $50,000 of new funding under this agreement. On August 9, 2011, the Company had defaulted on the terms of this Debenture and as such, the full principal amount of this Debentures, together with interest and other amounts owing in respect thereof, shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled. The Company expects a favorable outcome to this dispute.

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

On July 12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum.

On August 26, 2011 and November 22, 2011, the Company issued two convertible promissory notes, in an aggregate of $65,000, to Asher Enterprises, Inc. (“Asher”). Amounts due under this notes are due on or before May 30, 2012 and August 28, 2012, respectively, and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest three (3) Trading Prices of the Common Stock during the ten (10) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.

Overview

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  Kenergy Scientific may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of Kenergy Scientific.  Kenergy Scientific may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, Kenergy Scientific has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

The Company has only one employee, that is Kenneth P. Glynn, President.  At present, Mr. Glynn is not drawing his entire cash salary and portions of his salary are being deferred. It is the present intention of Mr. Glynn to continue to defer a portion of his salary for the near future, and possibly until the end of 2012.  All other participants in Company activities are through purchased support services and independent contractors.

Year Ended December 31, 2011 as Compared with the Year Ended December 31, 2010

Total revenues for the years ended December 31, 2011 was $27,014, an increase of $26,198 from $816 for the year ended December 31, 2010. The increase corresponds with the opening of our first GreenSmart retail store in Flemington, NJ. The Company continues to evaluate adding additional franchise locations for its GreenSmart stores and to add more green products to our product offerings.

Gross margin increased $11,129 to $11,768 for the year ended December 31, 2011 as compared to $639 for the year ended December 31, 2010.  Gross margin increased primarily as a result of the higher sales.

Total operating expenses increased $122,070 (42%) to $412,955 for the year ended December 31, 2011 as compared to $290,885 for the year ended December 31, 2010. The increases were the result of the Company investing resources in building out the GreenSmart store, increased depreciation and amortization expenses, and general increases in the back office expenses and professional fees.

Total other income (expense) for the year ended December 31, 2011 was total expense of $155,499 as compared to total expense of $4,083,232 for the year ended December 31, 2010, for a decrease of $3,927,733. These decreases are primarily attributed to the non-recurrence of the write off of $2.4 million of beneficial interest on debt conversions into stock during the prior period, the change from a loss on revaluation of derivatives in the prior year to a gain on revaluation of derivatives in the current period and the reduction in amortization of debt discount expense when compare to the prior period.

Net loss for the year ended December 31, 2011 and 2010 was $556,686 and $4,373,478, respectively. The decrease in net loss of $3,816,792 was the result of the factors discussed above.

Liquidity and Capital Resources

To date, the Company has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On March 30, 2007, the Company issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners, LP) for the sum of $1,000,000 in exchange for a previously issued promissory note for the same amount (see Note 9 to the Financial Statements).

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

During the year ended December 31, 2011, the Company was able to raise an additional $205,000 in cash through the issuance of various convertible debts and promissory note (see Notes 9 and 10 to the financial statements).

During the year ended December 31, 2011, the Company had a net decrease in cash of $183,362.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities.  The Company used $396,629 in cash for operating activities in the year ended December 31, 2011 as compared to using $197,750 for the year ended December 31, 2010. A portion of this increase was to purchase inventories for the GreenSmart retail store.

Cash used by investing activities. The Company used $166,733 and $62,045 in cash for investing activities for the years ended December 31, 2011 and 2010, respectively. These amounts were for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc., providing for the security deposit for the GreenSmart store, the acquistion of office equipment and the filing of applications for name protection for some of the “Green” products.

Cash provided by financing activities.  For the year ended December 31, 2011, the Company provided $380,000 in financing activities by the issuance of related party promissory notes, convertible debt to E-Lionheart and trade promissory notes. For the year ended December 31, 2010, the Company provided $450,000 in financing activities by the issuance of convertible debentures to E-Lionhart.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2011.

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal year 2011 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

SUBSEQUENT EVENTS

On March 5, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 625,000,000, as authorized by the Board of Directors and adopted by the shareholders on February 15, 2012. The effect of this amendment was to increase the authorized shares from 125,000,000 to 625,000,000.

On March 7, 2012, the Company issued 602,410 shares of Class A common stock for repayment of $5,000 of convertible debt due to Asher Enterprises.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

Item 9B.  Other Information.

Section 1 – Registrant’s Business and Operations
Item 1.01   Entry into a Material Definitive Agreement

On November 22, 2011, the Company issued a convertible promissory notes, in an amount of $27,500, to Asher Enterprises, Inc. (“Asher”). Amounts due under this note are due on or before August 28, 2012 and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest three (3) Trading Prices of the Common Stock during the ten (10) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

In 2011, the Company completed the transfer of the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) one-year promissory notes for the aggregate amount of $125,000. The promissory notes are due on or before the first anniversary of the notes and are interest free.

On July 1, 2011, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and Chief Executive Officer of the Company at an annual base salary of $96,000.

Section 2 - Financial Information
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On November 22, 2011, the Company issued a convertible promissory notes, in an amount of $27,500, to Asher Enterprises, Inc. (“Asher”).  (See Item 1.01).

In 2011, the Company completed the transfer of the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) one-year promissory notes for the aggregate amount of $125,000.  The promissory notes are due on or before the first anniversary of the notes and are interest free.  (See Item 1.01).

Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

On July 29, 2011 and August 9, 2011, the Company had defaulted on the terms of the E-Lionheart Debentures and as such, the full principal amount of this debentures, together with interest and other amounts owing in respect thereof, shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company.  During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled.

Section 5 Corporate Governance and Management
Item 5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On November 29, 2011, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 125,000,000, as authorized by the Board of Directors and adopted by the shareholders on November 17, 2011.  The effect of this amendment was to increase the authorized shares from 25,000,000 to 125,000,000.

Item 5.07 Submission of Matters to a Vote of Security Holders.

On November 17, 2011, a majority of voting shares, through written consent in lieu of a meeting, passed a resolution approving the amendment to the Certificate of Incorporation to increase the number of authorized Class A Common Stock from 25 million to 125 million shares.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this filing, the Company's board of directors consists of one director. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

Name	Age at December 31, 2011	Position with the Company.	Term

Kenneth P. Glynn	64	Director, President, Chief Executive Officer and Chief Financial Officer	6/09 - present

Kenneth P. Glynn.  Mr. Glynn has served as the Company’s President and Chief Executive Officer and a director since June 2009.  Mr. Glynn has served as President and founder of Kenergy Development Corp. since January 2009.  Mr. Glynn has served as President of GlynnTech, Inc. for over twelve years.

The members of the Board of Directors do not receive additional remuneration for serving on the Board of Directors.

AUDIT COMMITTEE

At December 31, 2011, the Audit Committee consisted solely of Mr. Glynn. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  The Company at present due to its size, cannot attract a financial expert to sit on its Board of Directors.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting.  The Audit Committee did not meet in 2011. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

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

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	All Other Compensation ($)	Total Compensation ($)

Kenneth P. Glynn(1)	2011	$96,000	$0	$96,000
President and Chief	2010	$96,000	$0	$96,000
Executive Officer
(1)

Mr. Glynn has been President and Chief Executive Office since June 16, 2009. Mr. Glynn has deferred all cash compensation in 2010 and a portion of 2011 and is currently not drawing a salary until such time as the Company receives additional funding.

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

EMPLOYMENT CONTRACTS

Kenneth P. Glynn

The Company entered into an employment agreement with Mr. Glynn as of July 1, 2009 and it was extended on July 1, 2010 and July 1, 2011.  Pursuant to the terms of the employment agreement and extension, Mr. Glynn will serve as the Company’s President and Chief Executive Officer until June 30, 2012.  As consideration, the Company agreed to pay Mr. Glynn a base salary of $96,000 during the term.  In addition, the Company agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by the Company.  If the Company records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company.  If the Company records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 9, 2012, information with respect to the beneficial ownership of our voting securities by (i) each person known by us to beneficially own more than five percent of the voting securities, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

As of April 9, 2012, a total of 13,020,798  shares of Class A Common Stock outstanding and 10,000 shares of our Class B Common Stock were outstanding.  Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  Every holder of the outstanding shares of the Class B Common Stock Shares has voting rights equal to 100 shares of Class A Common Stock.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 9, 2012, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name	Title of Class	Common Stock Beneficially Owned	Percentage Ownership
Kenneth P. Glynn,	Class A Common Stock	46,124,650(1)	89%
Director, President and Chief	Class B Common Stock	258,909(2)	100%
Executive Officer	Class C Common Stock	0	0%

E-Lionheart Associates, LLC	Class A Common Stock	70,983,285(3)	85%
245 Main Street, Suite 390	Class B Common Stock	0	0%
White Plains, NY 10601	Class C Common Stock	0	0%

Asher Enterprises, Inc.	Class A Common Stock	8,962,364(4)	41%
1 Linden Place, Suite 207	Class B Common Stock	0	0%
Great Neck, NY 11021	Class C Common Stock	0	0%

All directors and executive	Class A Common Stock	46,124,650	89%
officers as a group	Class B Common Stock	258,909	100%
	Class C Common Stock	0	0%

(1) Gives the effect to: a) 7,132,329 shares of our Class A common stock held by Mr. Glynn, (b) 1,506,024 shares of our Class A common stock issuable upon conversion of 10,000 shares of our  Class B common stock held by Mr. Glynn, and c) the right of Mr. Glynn, pursuant to a promissory notes and loans executed by the Company in favor of Mr. Glynn in the amount of $248,909 ($79,936 of indebtedness, $156,000 of deferred compensation plus accrued and unpaid interest of $12,973) to convert amounts owing under such promissory note, into 248,909 shares of Class B Common Stock which are convertible into approximately 37,486,295 shares of our Class A Common Stock, which is at a rate equal to 80% of the lowest price that the Company issued shares of Class A Common Stock subsequent to the date of the note.

(2) Gives the effect to: a) 10,000 shares of our Class B common stock held by Mr. Glynn and (b) Mr. Glynn may at his option convert the $235,936 of promissory note and deferred compensation plus accrued interest of $12,973 held by him into 248,909 shares of Class B Common Stock at a rate of one dollar per share.

(3) Gives the effect to the right of E-Lionheart, LLC, pursuant to the convertible debentures in the amount of $1,194,508 ($1,126,123 of indebtedness plus accrued and unpaid interest of $68,385) to convert amounts owing under such convertible debenture, into 70,983,285 shares of our Class A Common Stock, which is at a rate between 80% and 90% of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date.

(4) Gives the effect to the right of Asher Enterprises, Inc. pursuant to the convertible debentures in the amount of $98,586 ($97,500 of indebtedness plus accrued and unpaid interest of $1,086) to convert amounts owing under such convertible debenture, into 8,962,364 shares of our Class A Common Stock, which is at a rate of 55% of the average of the lowest three Trading Prices of the Common Stock during the ten Trading Day period immediately preceding the Conversion Date.

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

Pursuant to an Intellectual Property Transfer Purchase Agreement dated June 18, 2009, the Company acquired the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of an aggregate of $425,000 in one-year promissory notes. The promissory notes are due on or before the 1st anniversary of the notes and are interest free.

On June 17, 2009, Kenneth P. Glynn, President and Chief Executive Officer of the Company, acquired debt owed by the Company to third party creditors as follows:

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

(4)	Loan from iVoice Technology, Inc. to the Company in the amount of $3,600.

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

On July 1, 2011, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  In 2011, Mr. Glynn did not draw his entire cash salary and a portion of his earned salary is being deferred. As of December 31, 2011, the total amount due to Mr. Glynn for unpaid compensation is $156,000. In addition, the Company agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by the Company.  If the Company records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company.  If the Company records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

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

Director Independence

As of the date of this filing, the Company’s board of directors currently consists of Kenneth P. Glynn. Mr. Glynn is not considered an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.  Due to the Company’s size, stage of development and ability to compensate qualified candidates, the Company is unable to attract independent members of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As no independent registered public accounting firm was engaged by the Company for the fiscal years ended December 31, 2010 and 2011, no fees are listed.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as part of the report

1.
The following financial statements of the Company are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report:

• Balance Sheets
• Statement of Operations
• Statement of Changes in Stockholders’ Deficit
• Statement of Cash Flows
• Notes to Financial Statements

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

(b) Exhibits:

The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

No.               Description

3.1
Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2
By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.3
Amended to the Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on February 3, 2011, File No. 333-120507, and incorporated herein by reference)

3.4
Amended to the Certificate of Incorporation of Kenergy Scientific, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on May 5, 2011, File No. 333-120507, and incorporated herein by reference)

3.5	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated November 29, 2011 and filed herein.

4.1	SpeechSwitch, Inc. 2005 Stock Incentive Plan (filed on Form S-8 as Exhibit 4.1 filed with the Commission on June 22, 2007 and incorporated herein by reference.)

4.2	SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan, (filed on Form S-8 as Exhibit 4.2 filed with the Commission on June 22, 2007 and incorporated herein by reference.)

10.1
Promissory Note dated June 1, 2009 payable to GlynnTech, Inc. for the sum of $25,000 (filed as Exhibit 10.11 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.2
Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 1, 2009. (filed as Exhibit 10.12 to SpeechSwitch, Inc’s Form 10- for the fiscal year ended December 31, 2009  and incorporated herein by reference.)

10.3
Promissory Note dated June 2, 2009 payable to GlynnTech, Inc. for the sum of $12,000. (filed as Exhibit 10.13 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.4
Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 2, 2009. (filed as Exhibit 10.14 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009  and incorporated herein by reference.)

10.5
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.15 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.6
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.16 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.7
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.17 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

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

10.10
Wrap-around Agreement, dated June 22, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)

10.11
Amended and Restated Secured Convertible Debenture (SSWC-2-1) between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.12
Security Agreement between SpeechSwitch, Inc and YA Global Investments, dated July 26, 2010. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.13
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

10.17
Convertible Debenture between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated July 23, 2010. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.18
Administrative Services Agreement, dated July 1, 2011, between GlynnTech, Inc. and Kenergy Scientific, Inc. (filed as Exhibit 10.1 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.19
Promissory Note, dated June 15, 2011, between Stuart W. DeJonge and Kenergy Scientific, Inc. (filed as Exhibit 10.2 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.20
Promissory Note, dated July 12, 2011, between Opal Marketing Corp and Kenergy Scientific, Inc. (filed as Exhibit 10.3 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.21
Promissory Note, dated July 22, 2011, between Charles M. Basner and Kenergy Scientific, Inc. (filed as Exhibit 10.4 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.22
Convertible Promissory Note, dated August 26, 2011, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $37,500 (filed as Exhibit 10.5 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.23
Lease Agreement, dated January 15, 2011, between Flemington Mall, LLC and Kenergy Scientific, Inc. (filed as Exhibit 10.6 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.24	Convertible Promissory Note, dated November 22, 2011, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $27,500, filed herein.

10.25	Employment Agreement, dated July 1, 2011, between Kenergy Scientific, Inc. and Kenneth P. Glynn, filed herein.

10.26	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $50,000 filed herein.

10.27	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $50,000 filed herein.

10.28	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $25,000 filed herein.

14	Code of Ethics (filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Kenergy Scientific, Inc.                                                                                               April 12, 2012

By:     /s/ Kenneth P. Glynn
                Kenneth P. Glynn
                President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Kenneth P. Glynn                                                                                         April 12, 2012
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

No.               Description

3.1
Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2
By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.3
Amended to the Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on February 3, 2011, File No. 333-120507, and incorporated herein by reference)

3.4
Amended to the Certificate of Incorporation of Kenergy Scientific, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on May 5, 2011, File No. 333-120507, and incorporated herein by reference)

3.5	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated November 29, 2011 and filed herein.

4.1	SpeechSwitch, Inc. 2005 Stock Incentive Plan (filed on Form S-8 as Exhibit 4.1 filed with the Commission on June 22, 2007 and incorporated herein by reference.)

4.2	SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan (filed on Form S-8 as Exhibit 4.2 filed with the Commission on June 22, 2007 and incorporated herein by reference.)

10.1
Promissory Note dated June 1, 2009 payable to GlynnTech, Inc. for the sum of $25,000 (filed as Exhibit 10.11 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.2
Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 1, 2009. (filed as Exhibit 10.12 to SpeechSwitch, Inc’s Form 10- for the fiscal year ended December 31, 2009  and incorporated herein by reference.)

10.3
Promissory Note dated June 2, 2009 payable to GlynnTech, Inc. for the sum of $12,000. (filed as Exhibit 10.13 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.4
Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 2, 2009. (filed as Exhibit 10.14 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009  and incorporated herein by reference.)

10.5
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.15 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.6
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.16 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

10.7
Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.17 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)

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

10.10
Wrap-around Agreement, dated June 22, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)

10.11
Amended and Restated Secured Convertible Debenture (SSWC-2-1) between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.12
Security Agreement between SpeechSwitch, Inc and YA Global Investments, dated July 26, 2010. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.13
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

10.17
Convertible Debenture between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated July 23, 2010. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)

10.18
Administrative Services Agreement, dated July 1, 2011, between GlynnTech, Inc. and Kenergy Scientific, Inc. (filed as Exhibit 10.1 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.19
Promissory Note, dated June 15, 2011, between Stuart W. DeJonge and Kenergy Scientific, Inc. (filed as Exhibit 10.2 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.20
Promissory Note, dated July 12, 2011, between Opal Marketing Corp and Kenergy Scientific, Inc. (filed as Exhibit 10.3 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.21
Promissory Note, dated July 22, 2011, between Charles M. Basner and Kenergy Scientific, Inc. (filed as Exhibit 10.4 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.22
Convertible Promissory Note, dated August 26, 2011, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $37,500 (filed as Exhibit 10.5 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.23
Lease Agreement, dated January 15, 2011, between Flemington Mall, LLC and Kenergy Scientific, Inc. (filed as Exhibit 10.6 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)

10.24	Convertible Promissory Note, dated November 22, 2011, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $27,500, filed herein.

10.25	Employment Agreement, dated July 1, 2011, between Kenergy Scientific, Inc. and Kenneth P. Glynn, filed herein.

10.26	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $50,000 filed herein.

10.27	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $50,000 filed herein.

10.28	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $25,000 filed herein.

14	Code of Ethics (filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

KENERGY SCIENTIFIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

KENERGY SCIENTIFIC, INC.

FINANCIAL STATEMENTS

CONTENTS

Page

FINANCIAL STATEMENTS

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Changes in Stockholders' Deficit	F-3

Statements of Cash Flows	F-4 to F-5

Notes to Financial Statements	F-6 to F-24

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010.

KENERGY SCIENTIFIC, INC.

Balance Sheets as of December 31

ASSETS	2011 Unaudited	2010 Unaudited
Current assets:
Cash and cash equivalents	$6,960	$190,322
Accounts receivable, net of allowance for doubtful
accounts of $2,862	477	-
Inventory and other assets	100,768	34,455
Total current assets	108,205	224,777
Property and equipment, net	11,614	-
Intangible assets, net	472,191	362,045

Total assets	$592,010	$586,822
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$275,480	$541,763
Due to related parties	174,307	162,307
Notes payable	140,000	-
Promissory notes payable to related parties	125,000	-
Convertible promissory note, net of unamortized debt discount of $18,824 and $34,803, respectively	61,112	45,133
Convertible debenture, net of unamortized debt discount of $45,098 and $306,250, respectively	1,196,025	866,081
Derivative liability	2,270,858	2,208,868
Total current liabilities	4,242,782	3,824,152
Commitments Stockholders’ Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 125,000,000 and 25,000,000 shares; 12,418,388 and 11,828,191 shares issued and outstanding, respectively (Note 11)	4,635,140	4,491,896
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding, respectively	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	2,128,985	2,128,985
Accumulated deficit	(10,414,997)	(9,858,311)
Total stockholders’ deficit	(3,650,772)	(3,237,330)

Total liabilities and stockholders’ deficit	$592,010	$586,822

The accompanying notes are an integral part of the financial statements

KENERGY SCIENTIFIC, INC.
Statements of Operations
For the Years Ended December 31

	2011 Unaudited	2010 Unaudited

Net sales	$27,014	$816

Cost of sales	15,246	177

Gross profit	11,768	639

Operating expenses:
General and administrative expenses	367,982	290,855
Depreciation and amortization	44,973	30

Total operating expenses	412,955	290,885

Loss from operations	(401,187)	(290,246)

Other income/(expense):
Interest expense	(179,309)	(2,545,636)
Other income	362,931	5,250
Amortization of debt discount	(342,131)	(571,545)
Gain (loss) on valuation of derivative	3,010	(971,301)

Total other income (expense)	(155,499)	(4,083,232)

Loss before provision for income taxes	(556,686)	(4,373,478)

Provision for income taxes	-	-
Net loss attributable to common shares	$(556,686)	$(4,373,478)

Basic and diluted loss per common share	$(0.04)	$(0.64)

Weighted average number of shares outstanding:
Basic and diluted	12,407,311	6,881,072

The accompanying notes are an integral part of the financial statements.

KENERGY SCIENTIFIC, INC.
Statements of Changes in Stockholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2010	-	$-	1,400,096,193	$806,814	-	$-	-	$-	$2,119,085	$(5,484,833)	$(2,558,934)

Common stock issued for conversion of debt and deferred compensation	-	-	5,645,862,500	1,750,217	10,000	100	-	-	9,900	-	1,760,217
Common stock issued for repayment of convertible debenture	-	-	68,000,000	157,080	-	-	-	-	-	-	157,080
Common stock issued for repayment of convertible debt	-	-	556,825,000	752,227	-	-	-	-	-	-	752,227
Common stock issued for repayment of convertible debenture	-	-	1,791,769,350	1,025,558	-	-	-	-	-	-	1,025,558
Net (loss) for the year ended December, 31, 2010	-	-	-	-	-	-	-	-	-	(4,373,478)	(4,373,478)
Balance at December 31, 2010	-	$-	9,462,553,043	$4,491,896	10,000	$100	-	$-	$2,128,985	$(9,858,311)	$(3,237,330)

Common stock issued for repayment of convertible debt	-	-	462,077,400	143,244	-	-	-	-	-	-	143,244
Effect of 1:800 reverse stock split	-	-	(9,912,212,055)	-	-	-	-	-	-	-	-
Net (loss) for the year ended December, 31, 2011	-	-	-	-	-	-	-	-	-	(556,686)	(556,686)
Balance at December 31, 2011	-	$-	12,418,388	$4,635,140	10,000	$100	-	$-	$2,128,985	$(10,414,997)	$(3,650,772)

The accompanying notes are an integral part of the financial statements.

KENERGY SCIENTIFIC, INC.
Statements of Cash Flows
For the Years Ended December 31,

	2011 Unaudited	2010 Unaudited
Cash flows from operating activities:
Net (loss)	$(556,686)	$(4,373,478)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization of intangibles	44,973	30
(Gain) loss on valuation of derivative	(3,010)	971,301
Amortization of discount on debt	342,131	571,545
Beneficial interest on conversion of debt	97,036	2,493,449
(Gain) on extinguishment of debt	(362,931)	-

Changes in certain assets and liabilities:
Increase in accounts receivable	(477)	-
Increase in inventory and other assets	(66,313)	(34,455)
Increase in accounts payable and
accrued expenses	96,648	59,988
Increase in due to related parties	12,000	114,307
(Decrease) in deferred maintenance contracts	-	(437)

Net cash (used in) operating activities	(396,629)	(197,750)

Cash flows from investing activities:
Acquisition of office equipment	(12,858)	-
Security deposit on GreenSmart retail store	(21,375)	-
Acquisition of intangible assets	(132,500)	(62,045)

Net cash (used in) investing activities	(166,733)	(62,045)

Cash flows from financing activities:
Issuance of related party debt	125,000	-
Issuance of trade debt	255,000	450,000

Net cash provided by financing activities	380,000	450,000

Net increase (decrease) in cash and cash equivalents	(183,362)	190,205

Cash and cash equivalents, beginning of year	190,322	117

Cash and cash equivalents, end of year	$6,960	$190,322

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:
Taxes Paid	$-	$-
Interest Paid	$-	$-

Non cash transactions:
Related party notes converted to convertible debentures	$-	$337,000
Issuance of promissory note for purchase of intangible assets	$125,000	$-

The accompanying notes are an integral part of the financial statements.

KENERGY SCIENTIFIC, INC.
Statements of Cash Flows (Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the year ended December 31, 2011:

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

For the year ended December 31, 2010:

c)
The Company issued an aggregate of 7,057,328 (5,645,862,500 pre-reverse split) shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

d)
The Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under various Promissory Notes from GlynnTech, Inc to EPIC Worldwide, Inc. The Company was in default on the original notes and this allowed the Company to extend the payment terms for an additional year while the Company attains alternate financing. (See note 9 for terms of these agreements.)

e)
On July 26, 2010, the convertible debenture with YA Global Investments, LP was amended and restated in order to replace the existing debenture with five (5) debentures of $208,707.74 each. The amendments had the effect of reclassifying $156,199 of non-interest bearing accrued interest into the secured convertible debenture.  (See note 9 for terms of these agreements.)

f)
The Company issued an aggregate of 696,031 (556,825,000 pre-reverse split) shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

g)
The Company issued 2,239,712 (1,791,769,350 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $1,025,558. The difference in the market value and the reduction in debt of $371,208 was charged to beneficial interest in the amount of $654,350.

h)
The Company issued 85,000 (68,000,000 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

The accompanying notes are an integral part of the financial statements.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

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

In 2010, the Company launched several products on its website www.greensmartstore.com and is pursuing the opening of its first company–owned GreenSmart Store.  The Company may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses.

On February 3, 2011, the Company changed its name to Kenergy Scientific, Inc.

In November 2011, the Company opened its first company-owned GreenSmart Store at the Flemington Marketplace in Flemington, NJ.

NOTE 2 - BUSINESS OPERATIONS

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare.  Kenergy Scientific may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of Kenergy Scientific.  Kenergy Scientific may not be able to identify, successfully integrate or profitably manage any such business or operations.  Currently, Kenergy Scientific has no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

The Company has only one employee, that is Kenneth P. Glynn, President.  At present, Mr. Glynn is not drawing his entire cash salary and portions of his salary are being deferred. It is the present intention of Mr. Glynn to continue to defer a portion of his salary for the near future, and possibly until the end of 2012.  All other participants in Company activities are through purchased support services and independent contractors.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of December 31, 2011, the Company had a negative cash flow from operating activities, negative working capital and limited availability to raise new capital.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010
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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses.  For the years ended December 31, 2011 and 2010, advertising expense amounted to $1,927 and $0, respectively.

g)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2011 and 2010.

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

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010
i) Organization Costs

Organization costs consist primarily of professional and filing fees relating to the formation of the Company.  These costs have been expensed.

j) Intangible Assets

Development, registration and maintenance costs associated with the filing and registration of patents are prepaid and amortized over the remaining life of the patent, not to exceed 20 years.

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

The computation of income (loss) per share is as follows:

	December 31, 2011	December 31, 2010
Basic net (loss) per share computation:
Net (loss) attributable to common stockholders	$(556,686)	$(4,373,478)
Weighted-average common shares outstanding	12,407,311	6,881,072
Basic net (loss) per share attributable to common stockholders	$(0.04)	$(0.64)

Diluted net (loss) per share computation:
Net (loss) attributable to common stockholders	$(556,686)	$(4,373,478)
Weighted-average common shares outstanding	12,407,311	6,881,072
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	-	-
Weighted-average common shares outstanding	12,407,311	6,881,072
Basic net (loss) per share attributable to common stockholders	$(0.04)	$(0.64)

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

As of December 31, 2011, the Company had common stock equivalents of 10,053,271 due on undisputed amounts due on convertible debentures. The Company has an additional undeterminable number of common stock equivalents due on convertible debt balances that have disputed calculated values between the parties. The Company had common stock equivalents of 15,230,812 (74,872,488 pre-reverse split) at December 31, 2010.

l) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of December 31, 2011 and 2010, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at December 31, 2011 and 2010.

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

o)    Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance was effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.   The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The objective of this Update is to simplify how entities test goodwill for impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends the disclosure requirements on offsetting in Section 210-20-50 which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for interim and annual financial periods beginning on or after January 1, 2013. We do not expect adoption of this guidance to have an impact on our financial statements.

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

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011 and 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2011
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$61,112	$-	$61,112
Notes payable - related parties	-	125,000	-	125,000
Notes payable - trade	-	140,000	-	140,000
Convertible debentures	-	1,196,025	-	1,196,025
Derivative liabilities	-	2,270,858	-	2,270,858
Total Liabilities	$-	$3,792,995	$-	$3,792,995

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010
December 31, 2010
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

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of accumulated costs incurred with respect to the Company’s patent filings originally paid for by iVoice for $24,000 in May and December 2003. These assets were valued at $16,800 at the date of the spin-off from iVoice, Inc.  Additional filing costs of $225 were capitalized on August 26, 2005. The Company also acquired some patent rights for $425,000. In calendar year 2010, the Company paid an additional $67,045 for fees related to work on the cancer drug delivery system, to register several “Green” trademark applications and to acquire additional patent applications in the Kenergy Development portfolio. In the calendar year 2011, the Company acquired rights to the Smart Bell patent from the inventors and paid a security deposit of $21,375 on the new GreenSmart retail store.

At December 31, 2011 and 2010, intangible assets consist of the following:

	2011	2010

Speech-enabled auto dialer	$17,025	$17,025
Cancer drug delivery system	435,000	310,000
“Green” trademark applications	2,045	2,045
Kenergy patent portfolio	52,500	50,000
Smart Bell	5,000	--
Less: accumulated amortization	(60,754)	(17,025)

Sub-total	450,816	362,045

Security deposit	21,375	--

Intangible assets, net	$472,191	$362,045

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

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010
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

On June 17, 2009, Kenneth P. Glynn, President and CEO of the Company, acquired debt owed by the Company to third party creditors as follows:

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

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

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

On July 1, 2011, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  During 2011, Mr. Glynn drew only a portion of his annual salary and the balance is being deferred. As of December 31, 2011, the total amount due to Mr. Glynn for unpaid compensation is $156,000.

During the year ended December 31, 2010, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of December 31, 2011, the aggregate amounts due for these payments is $18,307.

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTE AND DERIVATIVE LIABILITY (RELATED PARTIES)

The Company had entered into a temporary administrative services agreement with iVoice in 2004. The administrative services agreement continued on a month-to-month basis until December 31, 2008 at which point the agreements were suspended by mutual consent of the parties.

In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be segregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

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

As of December 31, 2011, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $12,973.

Unless otherwise provided, this Convertible Promissory Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $265,822. For the year ended December 31, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $213,101.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

NOTE 9 – CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY
On March 30, 2007, the Company issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) (“YA Global”) for the sum of $1,000,000 in exchange for a previously issued notes payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right to redeem ("Optional Redemption") a portion or all amounts outstanding under this Debenture prior to the Maturity Date at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company. Furthermore, on addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. The debenture is secured by substantially all of the assets of the Company.

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

During the year ended December 31, 2010, the Company issued 85,000 (68,000,000 pre-reverse split) shares of Class A common stock to YA Global for repayment valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

During the year ended December 31, 2010, YA Global Investments, LP assigned the debentures that it held to E-Lionheart Associates, LLC (“E-Lionheart”) with an aggregate value of $1,043,539. This was done in conjunction with the execution of a Securities Purchase Agreement with E-Lionheart whereby E-Lionheart will purchase from the Company up to $500,000 of convertible debentures which will provide new financing for the Company. The new convertible debentures are due on August 9, 2011 and have conversion rights essentially the same as YA Global.

During the year ended December 31, 2010, the Company issued 2,239,712 (1,791,769,350 pre-reverse split) shares of Class A common stock to E-Lionheart for repayment valued at $1,025,558. The difference in the market value and the reduction in debt of $371,208 was charged to beneficial interest in the amount of $654,350. During the year ended December 31, 2011, the Company issued an additional 577,597 (462,077,400 pre-reverse split) shares of Class A common stock to E-Lionheart for repayment valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to beneficial interest in the amount of $97,036.

On July 29, 2011 and August 9, 2011, the Company had defaulted on the terms of the E-Lionheart Convertible Debentures and as such, the full principal amount of these Debentures, together with interest and other amounts owing in respect thereof, shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company.

As of December 31, 2011, the outstanding balance on the YA Global Convertible Debenture was $0 and the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled. The Company expects a favorable outcome to this dispute.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $51,693. For the year ended December 31, 2010, the Company recorded a Loss on Valuation of Derivative in the amount of $791,626.

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

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

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

As of December 31, 2011, the outstanding balance on the EPIC Convertible Notes were $50,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 227.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $337,000, and charged Other Expense - Loss on Valuation of Derivative for $264,858. During the year ended December 31, 2010, the Company had paid down $287,000 of these notes. For the year ended December 31, 2010, the Company recorded a Gain on Valuation of Derivative in the amount of $532,153 on the pay down of the debt and the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $84,496.

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

During the year ended December 31, 2010, the Company received $450,000 of new funding under this agreement. During the year ended December 31, 2011, the Company received the remaining $50,000 of new funding under this agreement.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $66,609 on the fluctuation in the current market prices.

On August 26, 2011 and November 22, 2011, the Company issued two convertible promissory notes, in an aggregate of $65,000, to Asher Enterprises, Inc. (“Asher”). Amounts due under this notes are due on or before May 30, 2012 and August 28, 2012, respectively, and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest three (3) Trading Prices of the Common Stock during the ten (10) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

As of December 31, 2011, the outstanding balance on the Asher Convertible Promissory Notes were $65,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $139,106 on the fluctuation in the current market prices.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

NOTE 10 – PROMISSORY NOTES

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. As of December 31, 2011, the outstanding balance on the DeJonge note was $25,000 and accrued interest of $1,227.

On July12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. As of December 31, 2011, the outstanding balance on the Opal Marketing Corp. note was $15,000 and accrued interest of $475.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. As of December 31, 2011, the outstanding balance on the Basner note was $100,000 and accrued interest of $2,574.

NOTE 11 - CAPITAL STOCK

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, as of December 31, 2011, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 125,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The effect of this amendment was: a) to reduce the authorized shares from 20,000,000,000 to 25,000,000; b) to reduce the outstanding shares from 9,924,630,443 to 12,405,788; and c) to reduce the unissued shares from 10,075,369,557 to 12,594,212.

On November 29, 2011, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 125,000,000, as authorized by the Board of Directors and adopted by the shareholders on November 17, 2011. The effect of this amendment was to increase the authorized shares from 25,000,000 to 125,000,000.

a) Preferred Stock

Kenergy Scientific is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of December 31, 2011, Kenergy Scientific has not issued any shares of Preferred Stock.

b) Class A Common Stock

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

As of December 31, 2011 and 2010, there are 125,000,000 and 25,000,000 (10,000,000,000 pre-reverse split) shares of Class A Common Stock authorized, respectively, no par value, and 12,418,388 and 11,828,191 (9,462,553,043 pre-reverse split) shares were issued and outstanding, respectively.

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

For the year ended December 31, 2011, the Company had the following transactions in its Class A common stock:

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

For the year ended December 31, 2010, the Company had the following transactions in its Class A common stock:

•
The Company issued an aggregate of 7,057,328 (5,645,862,500 pre-reverse split) shares of Class A common stock to Mr. Glynn in partial settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

•
The Company issued an aggregate of 696,031 (556,825,000 pre-reverse split) shares of Class A common stock for repayment of convertible debt in lieu of cash, valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to beneficial interest in the amount of $465,226.

•
The Company issued 2,239,712 (1,791,769,350 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $1,025,558. The difference in the market value and the reduction in debt of $371,208 was charged to beneficial interest in the amount of $654,350.

•
The Company issued 85,000 (68,000,000 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to beneficial interest in the amount of $123,080.

c) Class B Common Stock

As of December 31, 2011, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

For the year ended December 31, 2010, the Company had the following transactions in its Class B common stock:

•	The Company issued 10,000 shares of Class B common stock to Mr. Glynn in partial settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009.

d) Class C Common Stock

As of December 31, 2011, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of December 31, 2011, no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2011 and 2010.

NOTE 13 -  INCOME TAXES
The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2011	2010
Federal income tax rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(4.1)%	(4.1)%
Effect of valuation allowance	38.1%	38.1%
Effect income tax rate	0.0%	0.0%

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

KENERGY SCIENTIFIC, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2011 and 2010

At December 31, 2011 and 2010 deferred tax assets consist of the following:

	2011	2010

Deferred tax assets	$881,000	$721,000
Less: Valuation allowance	(881,000)	(721,000)

Net deferred tax assets	$-0-	$-0-

At December 31, 2011 and 2010, the Company had federal net operating loss carryforwards in the approximate amounts of $2,590,000 and $2,120,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 14 -  SUBSEQUENT EVENTS

On March 5, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 625,000,000, as authorized by the Board of Directors and adopted by the shareholders on February 15, 2012. The effect of this amendment was to increase the authorized shares from 125,000,000 to 625,000,000.

On March 7, 2012, the Company issued 602,410 shares of Class A common stock for repayment of $5,000 of convertible debt due to Asher Enterprises.