Form 10-Q
period 2012-03-31
Kenergy Scientific, Inc.
filed 2012-05-21
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
226,278,298 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of May 18, 2012.

KENERGY SCIENTIFIC, INC.
TABLE OF CONTENTS

		PAGE
	Part I – Financial Information
Item 1.	Condensed Financial Statements:
	Condensed Balance Sheets – March 31, 2012 (Unaudited) and December 31, 2011 (Unaudited)	1
	Condensed Statements of Operations - Three months ended March 31, 2012 and 2011 (Unaudited)	2
	Condensed Statements of Cash Flows - Three months ended March 31, 2012 and 2011 (Unaudited)	3-4
	Notes to Condensed Financial Statements (Unaudited)	5-24
Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations	25-27
Item 4.	Controls and Procedures	27
	Part II – Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28
Item 5.	Other information	28-29
Item 6.	Exhibits	30

Part 1.  Financial Statements

Item 1 - Financial Statements
KENERGY SCIENTIFIC, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$4,686	$6,960
Accounts receivable, net of allowance for doubtful accounts of $2,862	86	477
Inventory	94,052	93,803
Prepaid and other current assets	6,921	6,965
Total current assets	105,745	108,205
Property and equipment, net	11,303	11,614
Intangible assets, net and security deposits	199,506	204,391

Total assets	$316,554	$324,210

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$714,415	$639,522
Due to related parties	206,807	174,307
Promissory note due to related parties	125,000	125,000
Promissory note due	140,000	140,000
Convertible promissory note, net of unamortized debt discount of $14,840 and $18,824, respectively	65,096	61,112
Convertible debentures, net of unamortized debt discount of $125,938 and $45,098, respectively	1,173,735	1,196,025
Derivative liabilities	3,995,457	2,270,858
Total current liabilities	6,420,510	4,606,824

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 625,000,000 shares; 13,020,798 and 12,418,388 shares issued and outstanding, respectively (see note 11)	4,647,188	4,635,140
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	1,915,561	1,913,613
Accumulated deficit	(12,666,805)	(10,831,467)
Total stockholders' deficit	(6,103,956)	(4,282,614)

Total liabilities and stockholders' deficit	$316,554	$324,210

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31, 2012	March 31, 2011

Net sales	$16,522	$2,547
Cost of sales	8,548	1,424

Gross margin (loss)	7,974	1,123

Operating expenses:
General and administrative expenses	156,523	106,317
Depreciation and amortization	7,666	7,110

Total operating expenses	164,189	113,427

Loss from operations	(156,215)	(112,304)

Other income (expense):
Interest expense	(31,380)	(114,946)
Amortization of debt discount	(36,694)	(141,440)
Gain (loss) on valuation of derivative	(1,611,049)	622,174

Total other income (expense)	(1,679,123)	365,788

Income (loss) from operations before Income taxes	(1,835,338)	253,484

Provision for income taxes		-	-

Net income (loss) attributable to common Shares		$(1,835,338)	$253,484

Basic income (loss) per common share	$	(0.15)	$0.02
Diluted income (loss) per common share	$	(0.15)	$0.01

Weighted average shares outstanding -
Basic (see note 5)		12,583,885	12,360,864
Diluted (see note 5)		12,583,885	25,000,000

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$(1,835,338)	$253,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	7,666	7,110
(Gain) loss on valuation of derivative	1,611,049	(622,174)
Amortization of debt discount	36,694	141,440
Beneficial interest on conversion of debt	7,048	97,036
Changes in assets and liabilities:
Decrease in accounts receivable	391	-
Increase in inventories	(249)	(31,581)
Decrease (increase) in prepaid expenses	44	(542)
Increase in accounts payable and accrued Liabilities	102,891	33,477
Increase in amounts due to related parties	32,500	-
Net cash (used in) operating activities	(37,304)	(121,750)

Cash flows from investing activities:
Purchase of office equipment	-	(3,800)
Security deposit on GreenSmart store	-	(21,375)
Purchase of intangible assets	(2,470)	(5,000)
Net cash (used in) investing activities	(2,470)	(30,175)

Cash flows from financing activities:
Issuance of promissory notes	37,500	-
Net cash provided by financing activities	37,500	-

Net (decrease) in cash and cash equivalents	(2,274)	(151,925)

Cash and cash equivalents at beginning of period	6,960	190,322

Cash and cash equivalents at end of period	$4,686	$38.397

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the three months ended March 31, 2012:

a)
The Company issued 602,410 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $12,048. The difference in the market value and the reduction in debt of $5,000 was charged to beneficial interest in the amount of $7,048.

b)
Concurrent with the issuance of the wrap around agreement to ATG, Inc. and the cancelation of the wrap around agreement with EPIC Worldwide, Inc., the Company reclassified $26,050 of accrued interest into convertible debt.

For the three months ended March 31, 2011:

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
MARCH 31, 2012 and 2011

Note 1                      Background

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

Note 2                      Business Operations

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

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

(a)
On June 18, 2009, the Company acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents.  The sale was “at cost” of GlynnTech, Inc. in the amount of $182,600.00.  The Agreement called for the aggregate purchase price to be in various denominations of one-year notes. The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to Kenergy Scientific, Inc.  Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level of interest in potential purchase of this technology following FDA approval of this product.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

Also, the company now has numerous patent applications and some issued patents in the fields of microturbine, wind power generators, third generation solar power generators, solar desalination, solar-wind hybrid power generators, biodegradable bandages and other energy and healthcare related inventions.

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

As of March 31, 2012, we had one employee, Kenneth P. Glynn.  All other participants in Company activities are through purchased support services and independent contractors.

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

For the three months ended March 31, 2012, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

Note 4                      Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2011 unaudited financial statements and the accompanying notes thereto. The financial statements that were reported in the Company’s Form 10-K for the fiscal year ended December 31, 2011 do not contain audited financial statements audited by an independent registered public accounting firm.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

e)    Research and Development Costs

Research and development costs are charged to expense as incurred.

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2012 and December 31, 2011.

g)    Intangible Assets

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

j)    Fair Value of Instruments

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of March 31, 2012 and December 31, 2011, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at March 31, 2012 and December 31, 2011.

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

The computation of income (loss) per share is as follows:
	Three months Ended	Three months Ended
	March 31, 2012	March 31, 2011
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(1,835,338)	$253,484
Weighted-average common shares outstanding (see below)	12,583,885	12,360,864
Basic net income (loss) per share attributable to common stockholders (see below)	$(0.15)	$0.02

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(1,835,338)	$253,484
Weighted-average common shares outstanding (see below)	12,583,885	12,360,864
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	--	12,639,136
Total adjusted weighted-average shares	12,583,885	25,000,000
Diluted net income (loss) per share attributable to common stockholders (see below)	$(0.15)	$0.01

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

At March 31, 2012, the Company had common stock equivalents of 241,540,640. At March 31, 2011, the Company had common stock equivalents of 14,981,883 (11,985,506,505 pre-reverse split), but when added to the common stock outstanding, they are in excess of the authorized capital, so the maximum authorized shares of 25,000,000 are shown for diluted earnings per common share calculations.

On May 31, 2011, the Company executed a reverse stock split in the ratio of one new share for every eight hundred shares held by stockholders. Concurrent with this change, the weighted average shares outstanding and basic and diluted net income (loss) per share were restated to reflect this change. For the three months ended March 31, 2011, weighted average common shares was changed from 9,888,691,090 to 12,360,864 and net income per common share was changed from $0.00 to $0.02.

Note 6                      Intangible Assets

At March 31, 2012 and December 31, 2011, intangible assets consist of the following:

	2012	2011

Speech-enabled auto dialer	$17,025	$17,025
Cancer drug delivery system	182,600	182,600
“Green” trademark applications	2,145	2,045
Kenergy patent portfolio	54,870	52,500
Smart Bell	5,000	5,000
Less: accumulated amortization	(83,509)	(76,154)

Sub-total	178,131	183,016

Security deposit	21,375	21,375

Intangible assets, net	$199,506	$204,391

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

At March 31, 2012 and December 31, 2011 deferred tax assets consist of the following:

	March 31, 2012	December 31, 2011
Deferred tax assets	$820,000	$766,000
Less: Valuation Allowance	(820,000)	(766,000)
Net deferred tax assets	$-0-	$-0-

At March 31, 2012 and December 31, 2011, the Company had federal net operating loss carry forwards in the approximate amounts of $2,412,000 and $2,254,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On December 28, 2009, the Company completed the transfer of the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) one-year promissory notes for the aggregate amount of $125,000. The promissory notes are due on or before the 1st anniversary of the notes and are interest free.

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
MARCH 31, 2012 and 2011

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

On July 1, 2011, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000.  During 2011 and the three month ended March 31, 2012, Mr. Glynn drew only a portion of his annual salary and the balance is being deferred. As of March 31, 2012, the total amount due to Mr. Glynn for unpaid compensation is $178,500.

During the year ended December 31, 2010 and the three month ended March 31, 2012, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of March 31, 2012, the aggregate amounts due for these payments is $23,307.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

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

As of March 31, 2012, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $13,820.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $20,882. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $265,822.

Note 10      Convertible Debenture and Derivative Liability

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
MARCH 31, 2012 and 2011

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

As of March 31, 2012, the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $624,720. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $51,693.

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

As of December 31, 2011, the outstanding balance on the EPIC Convertible Notes were $50,000.

On March 6, 2012, the Company consented to the cancelation of the wrap around agreement with EPIC Worldwide and the reassignment of a new wrap around agreement with ATG, Inc. for $50,000 plus accrued interest of $26,050. Concurrent with the cancelation of the wrap around agreement, the Company also recorded a Gain on Valuation of Derivative in the amount of $154,201 on the retirement of the derivative liability.

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the three months ended March 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $429,255 on the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $66,609 on the fluctuation in the current market prices.

On August 26, 2011 and November 22, 2011, the Company issued two convertible promissory notes, in an aggregate of $65,000, to Asher Enterprises, Inc. (“Asher”). Amounts due under these notes are due on or before May 30, 2012 and August 28, 2012, respectively, and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest three (3) Trading Prices of the Common Stock during the ten (10) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

On March 7, 2012 the Company issued an additional 602,410 shares of Class A common stock to Asher for repayment of debt valued at $12,048. The difference in the market value and the reduction in debt of $5,000 was charged to beneficial interest in the amount of $7,048.

On March 13, 2012, the Company amended the terms of the August 26, 2011 note to change the Variable Conversion Price to equal thirty five (35%) multiplied by the average of the lowest two Trading Prices of the Common Stock during the thirty (30) Trading Day period immediately preceding the Conversion Date.

As of March 31, 2012 and December 31, 2011, the outstanding balance on these Convertible Promissory Notes was $60,000 and $65,000, respectively.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. For the three months ended March 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $119,313 on the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $139,106 on the fluctuation in the current market prices.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

On February 16, 2012 and March 14, 2012, the Company issued an additional two convertible promissory notes, in an aggregate of $37,500, to Asher Enterprises, Inc. (“Asher”). Amounts due under these notes are due on or before November 21, 2012 and December 19, 2012, respectively, and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest two (2) Trading Prices of the Common Stock during the twenty (20) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

As of March 31, 2012, the outstanding balance on these Convertible Promissory Notes were $37,500.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 278.05% and 301.94%, respectively. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $37,500, and charged Other Expense - Loss on Valuation of Derivative for $73,683. For the three months ended March 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $38,830 on the fluctuation in the current market prices.

On March 6, 2012, the Company consented to the reassignment of the outstanding balance of the EPIC Worldwide wrap around agreements to ATG, Inc. (“ATG”). The outstanding balance of principal and accrued interest was $76,050. ATG subsequently entered into an Assignment and Assumption Agreement with UAIM Corporation (“UAIM”) to assign $10,000 of these funds from ATG to UAIM. Amounts due under these agreements are due on or before March 6, 2013 and pays interest at the rate of 15% per annum. ATG and UAIM have the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to $0.0005 per share. ATG and UAIM may not convert these agreements into shares of Class A Common Stock if such conversion would result in ATG or UAIM beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

As of March 31, 2012, the outstanding balance on these agreements were $76,050.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.00 years; and volatility: 295.14. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $76,050, and charged Other Expense - Loss on Valuation of Derivative for $2,925,649. For the three months ended March 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $1,082 on the fluctuation in the current market prices.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

Note 11       Promissory Notes

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. On January 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 9% interest. As of March 31, 2012, the outstanding balance on the DeJonge note was $25,000 and accrued interest of $1,788.

On July 12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. On March 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. As of March 31, 2012, the outstanding balance on the Opal Marketing Corp. note was $15,000 and accrued interest of $736.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. As of March 31, 2012, the outstanding balance on the Basner note was $100,000 and accrued interest of $4,319.

Note 12        Capital Stock

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, as of March 31, 2012, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 625,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

On March 5, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 625,000,000, as authorized by the Board of Directors and adopted by the shareholders on February 15, 2012. The effect of this amendment was to increase the authorized shares from 125,000,000 to 625,000,000.

a) Preferred Stock

Kenergy Scientific is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.  As of March 31, 2012, Kenergy Scientific has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of March 31, 2012 and December 31, 2011, there are 625,000,000 and 125,000,000 shares of Class A Common Stock authorized, respectively, no par value, and 13,020,798 and 12,418,388 shares were issued and outstanding, respectively.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

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

For the three months ended March 31, 2012, the Company had the following transactions in its Class A common stock:

•
The Company issued 602,410 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $12,048. The difference in the market value and the reduction in debt of $5,000 was charged to beneficial interest in the amount of $7,048.

c) Class B Common Stock

As of March 31, 2012, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of March 31, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of March 31, 2012, no shares were issued or outstanding.

Note 13        Additional paid-in capital

As of March 31, 2012, the Company has owed as much as $437,000 to a related party director of the Company. The loans are non-interest bearing, unsecured and due at various times up to December 28, 2010 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $38,976 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

Note 14         Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plans, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2012.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

Note 15         New Accounting Pronouncements

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

Note 16         Fair Value Measurements

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

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2012 and December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2012

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$65,096	$-	$65,096
Notes payable - related parties	-	125,000	-	125,000
Notes payable - trade	-	140,000	-	140,000
Convertible debentures	-	1,173,735	-	1,173,735
Derivative liabilities	-	3,995,457	-	3,995,457
Total Liabilities	$-	$5,499,288	$-	$5,499,288

December 31, 2010

Assets	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$61,112	$-	$61,112
Notes payable related parties	-	125,000	-	125,000
Notes payable trade	-	140,000	-	140,000
Convertible debentures	-	1,196,025	-	1,196,025
Derivative liabilities	-	2,270,858	-	2,270,858
Total Liabilities	$-	$3,792,995	$-	$3,792,995

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 9 & 10 for more discussion on derivatives.

KENERGY SCIENTIFIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

Note 19         Subsequent Events

On April 2, 2012 and May 2, 2012, the Company issued an aggregate of 11,200,000 shares of Class A common stock to ATG, Inc and UAIM Corporation in accordance with the terms of the wrap around agreements discussed in Note 10, Convertible Debenture and Derivative Liability.

On April 18, 2012, the Company issued 202,057,500 shares of Class A common stock to Kenneth Glynn upon conversion of deferred compensation according to the terms discussed in Note 8, Related Party Transactions.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2011 entitled “Risk Factors”.

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

Results of Operations

During the three months ended March 31, 2012, the Company sold $16,522 of solar powered products and products made from recycled materials as compared to $2,547 for the three months ended March 31, 2011. This increase is primarily due to the opening of the company-owned retail GreenSmart store opened in the 4th quarter of 2011.

Gross margin for the three months ended March 31, 2012 of $7,974 represents a Gross margin % to sales of 48.3%. For the three months ended March 31, 2011, Gross margin % to sales of 44.1%. These margins are the result of keeping prices low to compete with similar products made from virgin materials.  As the volume increases, we expect to achieve greater gross margin % rates.

Total operating expenses increased $50,762 (44.8%) to $164,189 for the three months March 31, 2012, as compared to the same period in the prior year. The increase was primarily the result of the Company investing resources in establishing the company-owned retail store and professional fees incurred to engage our independent auditors.

Total other income (expense) for the three months ended March 31, 2012 was total expense of $1,679,123 as compared to total income of $365,788 for the three months ended March 31, 2011, for an unfavorable change of $2,044,911. This change was primarily attributed to the change from a gain to a loss on revaluation of derivatives of $2,233,223 offset by a lower beneficial interest expense of $89,988 and a decrease in amortization of debt discount of $104,746 when compared to the prior year.

Net loss for the three months ended March 31, 2012 was $1,835,338 as compared to a net income of $253,484 for the three months ended March 30, 2011. The unfavorable changes for the three months ending March 31, 2012 were primarily from the unfavorable changes in revaluation of derivatives and higher operating expense offset by the increased sales and lower interest expense and amortization of debt discount.

Liquidity and Capital Resources

To date, Kenergy Scientific has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

During the three months ended March 31, 2012, the Company was able to raise an additional $37,500 of additional short term trade debt from unrelated investors.

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

For the three months ended months March 31, 2012, the Company had a net decrease in cash of $2,274.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $37,304 in cash for operating activities for the three months ended March 31, 2012 and used $121,750 in cash for operating activities for the three months ended March 31, 2011. The current cash operating losses of $172,881 are being partially funded by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $2,470 in cash for investing activities for the three months ended March 31, 2012. These amounts were for the prosecution and filings related to the Company’s patent portfolio.

Cash provided by financing activities.  For the three months ended March 31, 2012, the Company provided $37,500 in financing activities by the issuance of promissory notes to unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2012.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Part II.  Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2012 and March 14, 2012, the Company issued two convertible promissory notes, in an aggregate of $37,500, to Asher Enterprises, Inc. (“Asher”). Amounts due under these notes are due on or before November 21, 2012 and December 19, 2012, respectively, and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest two (2) Trading Prices of the Common Stock during the twenty (20) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

On March 7, 2012 the Company issued an additional 602,410 shares of Class A common stock to Asher for repayment of debt valued at $12,048.

Item 3. Defaults Upon Senior Securities.

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

As of March 31, 2012, the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled. The Company expects a favorable outcome to this dispute.

Item 5. Other Information.

Section 1 - Registrant’s Business and Operations

Item 1.01 - Entry into a Material Definitive Agreement

On February 16, 2012 and March 14, 2012, the Company issued two convertible promissory notes, in an aggregate of $37,500, to Asher Enterprises, Inc. (“Asher”). Amounts due under these notes are due on or before November 21, 2012 and December 19, 2012, respectively, and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest two (2) Trading Prices of the Common Stock during the twenty (20) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

On March 6, 2012, the Company consented to the reassignment of the outstanding balance of the EPIC Worldwide wrap around agreements to ATG, Inc. (“ATG”). The outstanding balance of principal and accrued interest was $76,050. ATG subsequently entered into an Assignment and Assumption Agreement with UAIM Corporation (“UAIM”) to assign $10,000 of these funds from ATG to UAIM. Amounts due under these agreements are due on or before March 6, 2013 and pays interest at the rate of 15% per annum. ATG and UAIM have the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to $0.0005 per share. ATG and UAIM may not convert these agreements into shares of Class A Common Stock if such conversion would result in ATG or UAIM beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

Item 1.02 Termination of a Material Definitive Agreement.

On March 6, 2012, the Company consented to the cancelation of the wrap around agreement with EPIC Worldwide and the reassignment of a new wrap around agreement with ATG, Inc. for $50,000 plus accrued interest of $26,050.

Section 2 - Financial Information

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On February 16, 2012 and March 14, 2012, the Company issued two convertible promissory notes, in an aggregate amount of $37,500, to Asher Enterprises, Inc. (“Asher”).  (See Item 1.01).

On March 6, 2012, the Company consented to the reassignment of the outstanding balance of the EPIC Worldwide wrap around agreements to ATG, Inc. (“ATG”). (See Item 1.01).

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

Item 5.07 Submission of Matters to a Vote of Security Holders.

On February 15, 2012, a majority of voting shares, through written consent in lieu of a meeting, passed a resolution approving the amendment to the Certificate of Incorporation to increase the number of authorized Class A Common Stock from 125 million to 625 million shares.

Item 6.	Exhibits

	3.1	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated March 5, 2012, filed herein.

	10.1	Convertible Promissory Note, dated February 16, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $22,500, filed herein.

	10.2	Wrap-around Agreement, dated March 6, 2012, between Kenergy Scientific, Inc., GlynnTech, Inc. and ATG, Inc., filed herein.

	10.3	Amendment No.1 to Convertible Promissory Note, dated March 13, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., filed herein.

	10.4	Convertible Promissory Note, dated March 14, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $15,000, filed herein.

	31.1	Rule 13a-14(a)/15d-14(a) Certifications.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       KENERGY SCIENTIFIC, INC.

Date:           May 21, 2012                                                                      By: /s/ Kenneth Glynn
Kenneth Glynn
President
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

3.1	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated March 5, 2012, filed herein.

10.1	Convertible Promissory Note, dated February 16, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $22,500, filed herein.

10.2	Wrap-around Agreement, dated March 6, 2012, between Kenergy Scientific, Inc., GlynnTech, Inc. and ATG, Inc., filed herein.

10.3	Amendment No.1 to Convertible Promissory Note, dated March 13, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., filed herein.

10.4	Convertible Promissory Note, dated March 14, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $15,000, filed herein.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase