Form 10-Q
period 2012-06-30
Kenergy Scientific, Inc.
filed 2012-08-17
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                            ________________________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-120507
(Commission File No.)

KENERGY SCIENTIFIC, INC.

(Exact name of the Registrant)

New Jersey		20-1862816
(State of Incorporation)		(I.R.S. Employer ID Number)

6 Minneakoning Road, Flemington,		08822
New Jersey		(Zip Code)
(Address of Principal Executive Offices)

908-788-0077
(Registrant’s Telephone No. including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company) ☐

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

226,278,298 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of August 10, 2012.

 EXPLANATORY NOTE: This Quarterly report for the period ending June 30, 2012 contains unaudited financial statements which have not been reviewed by our independent registered public accounting firm in accordance with Article 10 of SEC Regulation S-X.

KENERGY SCIENTIFIC, INC.

TABLE OF CONTENTS

Part I –	Financial Information	PAGE

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets – June 30, 2012 (Unaudited)
	and December 31, 2011 (Unaudited)	1

	Condensed Statements of Operations – Six months and three months
	ended June 30, 2012 and 2011 (Unaudited)	2

	Condensed Statements of Cash Flows - Six months ended
	June 30, 2012 and 2011 (Unaudited)	3-4

	Notes to condensed financial Statements ( unaudited )	5-23

	Management’s Discussion and Analysis of Financial Position
	and Results of Operations	24-26

	Controls and Procedures	26-27

Part II –	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities	27

Item 6.	Exhibits	28

Part 1. Financial Statements

Item 1 - Financial Statements

KENERGY SCIENTIFIC, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2012	2011
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$ 1,033	$ 6,960
Accounts receivable, net of allowance for doubtful accounts of $2,862	98	477
Inventory	90,491	93,803
Prepaid and other current assets	5,302	6,965
Total current assets	96,924	108,205
Property and equipment, net	10,992	11,614
Other assets, security deposits	21,375	21,375
Intangible assets, net	170,538	183,016

Total assets	$ 299,829	$ 324,210

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 815,346	$ 639,522
Due to related parties	151,974	174,307
Promissory note due to related parties	125,000	125,000
Promissory note due	140,000	140,000
Convertible promissory note, net of unamortized debt discount of $10,857 and $18,824, respectively	69,079	61,112
Convertible debentures, net of unamortized debt discount of $76,386 and $45,098, respectively	1,217,687	1,196,025
Derivative liabilities	5,594,550	2,270,858
Total current liabilities	8,113,636	4,606,824

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – no par value; authorized 625,000,000 shares; 226,278,298 and 12,418,388 shares issued and outstanding, respectively (see note 11)	10,956,913	4,635,140
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	1,917,509	1,913,613
Accumulated deficit	(20,688,329)	(10,831,467)
Total stockholders' deficit	(7,813,807)	(4,282,614)

Total liabilities and stockholders' deficit	$ 299,829	$ 324,210

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Six months ended		Three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$24,191	$3,813	$7,669	$1,266
Cost of sales	12,538	2,997	3,990	1,573

Gross margin (loss)	11,653	816	3,679	(307)

Operating expenses:
General and administrative expenses	277,079	178,205	120,556	71,888
Depreciation and amortization	15,570	14,321	7,904	7,211

Total operating expenses	292,649	192,526	128,460	79,099

Loss from operations	(280,996)	(191,710)	(124,781)	(79,406)

Other income (expense):
Interest expense	(6,279,115)	(133,707)	(6,247,735)	(18,761)
Amortization of debt discount	(90,229)	(257,924)	(53,535)	(116,484)
Gain (loss) on valuation of derivatives	(3,210,142)	1,529,266	(1,599,093)	907,092
Other income	3,620	—	3,620	—

Total other income (expense)	(9,575,866)	1,137,635	(7,896,743)	771,847

Income (loss) from operations before Income taxes	(9,856,862)	945,925	(8,021,524)	692,441

Provision for income taxes	—	—	—	—

Net income (loss) attributable to common Shares	$(9,856,862)	$945,925	$(8,021,524)	$692,441

Basic income (loss) per common share	$(0.10)	$0.08	$(0.04)	$0.06
Diluted income (loss) per common share	$(0.10)	$0.04	$(0.04)	$0.03

Weighted average shares outstanding -
Basic (see note 5)	98,847,699	12,396,050	185,111,512	12,418,388
Diluted (see note 5)	98,847,699	25,000,000	185,111,512	25,000,000

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$(9,856,862)	$945,925
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	15,570	14,321
(Gain) loss on valuation of derivative	3,210,142	(1,529,266)
Amortization of debt discount	90,229	257,924
Beneficial interest on conversion of debt	6,230,350	97,036
Changes in assets and liabilities:
Decrease in accounts receivable	379	—
Decrease (increase) in inventories	3,312	(39,178)
Decrease (increase) in prepaid expenses	1,663	(2,638)
Increase in accounts payable and accrued Liabilities	205,770	42,830
Increase in amounts due to related parties	58,490	16,000
Net cash (used in) operating activities	(40,957)	(197,046)

Cash flows from investing activities:
Purchase of office equipment	—	(4,600)
Security deposit on GreenSmart store	—	(21,375)
Purchase of intangible assets	(2,470)	(5,000)
Net cash (used in) investing activities	(2,470)	(30,975)

Cash flows from financing activities:
Issuance of promissory notes	37,500	75,000
Net cash provided by financing activities	37,500	75,000

Net (decrease) in cash and cash equivalents	(5,927)	(153,021)

Cash and cash equivalents at beginning of period	6,960	190,322

Cash and cash equivalents at end of period	$1,033	$37,301

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$—	$—
Interest paid	$—	$—

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the six months ended June 30, 2012:

a)	The Company issued 602,410 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $12,048. The difference in the market value and the reduction in debt of $5,000 was charged to beneficial interest in the amount of $7,048.

b)	Concurrent with the issuance of the wrap around agreement to ATG, Inc. and the cancelation of the wrap around agreement with EPIC Worldwide, Inc., the Company reclassified $26,050 of accrued interest into convertible debt.

c)	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.

d)	The Company issued 202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $80,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

For the six months ended June 30, 2011:

a)	The Company issued 577,597 (462,077,400 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to beneficial interest in the amount of $97,036.

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

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

Sales and Marketing

The Company had nominal sales during the years 2011 and 2010. Sales have been slow due to research and development, product selections, product testing and other launch preparation. Sales through the third quarters of 2011 were through our website and additional opportunities are being developed, through third party retail and internet sites and through third party distributors. In November 2011, the Company opened its first company-owned GreenSmart retail store and we expect to expand our store plans to include other Company owned stores.

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

As of June 30, 2012, we had one employee, Kenneth P. Glynn. All other participants in Company activities are through purchased support services and independent contractors.

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

For the six months ended June 30, 2012, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2012 and December 31, 2011.

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

k) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of June 30, 2012 and December 31, 2011, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at June 30, 2012 and December 31, 2011.

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

The computation of income (loss) per share is as follows:

	Six months Ended	Six months Ended
	June 30, 2012	June 30, 2011
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(9,856,862)	$945,925
Weighted-average common shares outstanding (see below)	98,847,699	12,396,050
Basic net income (loss) per share attributable to common stockholders (see below)	$(0.10)	$0.08

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(9,856,862)	$945,925
Weighted-average common shares outstanding (see below)	98,847,699	12,396,050
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	—	12,603,950
Total adjusted weighted-average shares	98,847,699	25,000,000
Diluted net income (loss) per share attributable to common stockholders (see below)	$(0.10)	$0.04

At June 30, 2012, the Company had common stock equivalents of 856,435,568. At June 30, 2011, the Company had common stock equivalents of 45,256,751, but when added to the common stock outstanding, they are in excess of the authorized capital, so the maximum authorized shares of 25,000,000 are shown for diluted earnings per common share calculations.

Note 6 Intangible Assets

At June 30, 2012 and December 31, 2011, intangible assets consist of the following:

	2012	2011
Speech enabled auto dialer	$17,025	$17,025
Cancer drug delivery system	182,600	182,600
“Green” trademark applications	2,145	2,045
Kenergy patent portfolio	54,870	52,500
Smart Bell	5,000	5,000
Less: accumulated amortization	(91,102)	(76,154)
Intangible assets, net	$170,538	$183,016

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

At June 30, 2012 and December 31, 2011 deferred tax assets consist of the following:

	June 30, 2012	December 31, 2011
Deferred tax assets	889,000	766,000
Less: Valuation Allowance	(889,000)	(766,000)
Net deferred tax assets	-0-	-0-

At June 30, 2012 and December 31, 2011, the Company had federal net operating loss carry forwards in the approximate amounts of $2,614,000 and $2,254,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On July 1, 2011, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000. During 2011 and the six months ended June 30, 2012, Mr. Glynn drew only a portion of his annual salary and the balance is being deferred.

On April 18, 2012, the Company issued 202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $80,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

As of June 30, 2012, the total amount due to Mr. Glynn for unpaid compensation is $121,677.

During the year ended December 31, 2010 and the six months ended June 30, 2012, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of June 30, 2012, the aggregate amounts due for these payments is $25,679.

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

As of June 30, 2012, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $14,667.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $2,523,399 as the result in the change in the conversion formula based on the application of the terms of the promissory note held by Mr. Glynn. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $265,822.

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

As of June 30, 2012, the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $564,927. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $51,693.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the six months ended June 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $383,912 on the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $66,609 on the fluctuation in the current market prices.

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

As of June 30, 2012 and December 31, 2011, the outstanding balance on these Convertible Promissory Notes was $60,000 and $65,000, respectively.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. For the six months ended June 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $20,598 on the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $139,106 on the fluctuation in the current market prices.

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

As of June 30, 2012, the outstanding balance on these Convertible Promissory Notes were $37,500.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 278.05% and 301.94%, respectively. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $37,500, and charged Other Expense - Loss on Valuation of Derivative for $73,683. For the six months ended June 30, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $13,751 on the fluctuation in the current market prices.

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

During the six months ended June 30, 2012, the Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of $5,600 of convertible debenture in lieu of cash pursuant to the terms of the wrap around agreement.

As of June 30, 2012, the outstanding balance on these agreements were $70,450.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.00 years; and volatility: 295.14. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $76,050, and charged Other Expense - Loss on Valuation of Derivative for $2,925,649. For the six months ended June 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $1,202,702 on the fluctuation in the current market prices.

Note 11 Promissory Notes

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. On January 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 9% interest. As of June 30, 2012, the outstanding balance on the DeJonge note was $25,000 and accrued interest of $2,349.

On July 12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. On March 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. As of June 30, 2012, the outstanding balance on the Opal Marketing Corp. note was $15,000 and accrued interest of $998.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. As of June 30, 2012, the outstanding balance on the Basner note was $100,000 and accrued interest of $6,064.

Note 12 Capital Stock

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, as of June 30, 2012, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 625,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

On March 5, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 625,000,000, as authorized by the Board of Directors and adopted by the shareholders on February 15, 2012. The effect of this amendment was to increase the authorized shares from 125,000,000 to 625,000,000.

a) Preferred Stock

Kenergy Scientific is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2012, Kenergy Scientific has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of June 30, 2012 and December 31, 2011, there are 625,000,000 and 125,000,000 shares of Class A Common Stock authorized, respectively, no par value, and 226,278,298 and 12,418,388 shares were issued and outstanding, respectively.

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

For the six months ended June 30, 2012, the Company had the following transactions in its Class A common stock:

•	The Company issued 602,410 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $12,048. The difference in the market value and the reduction in debt of $5,000 was charged to beneficial interest in the amount of $7,048.

•	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.

•	The Company issued 202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $80,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

c) Class B Common Stock

As of June 30, 2012, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of June 30, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of June 30, 2012, no shares were issued or outstanding.

Note 13 Additional paid-in capital

As of June 30, 2012, the Company has owed as much as $437,000 to a related party director of the Company. The loans are non-interest bearing, unsecured and due at various times up to December 28, 2010 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $40,924 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

Note 14 Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plans, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of June 30, 2012.

Note 15 New Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 16 Fair Value Measurements

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of June 30, 2012 and December 31, 2011.

June 30, 2012

	Level I	Level II	Level III	Total

Convertible promissory notes	$—	$—	$5,594,550	$5,594,550
Total Liabilities	$—	$—	$5,594,550	$5,594,550

December 31, 2011

	Level I	Level II	Level III	Total

Convertible promissory notes	$—	$—	$2,270,858	$2,270,858
Total Liabilities	$—	$—	$2,270,858	$2,270,858

Note 17 Subsequent Events

On July 16, 2012, the Company finalized an equity facility with Southridge Partners II, LP, a Delaware limited partnership (“Southridge”), whereby the parties entered into (i) an equity purchase agreement and (ii) a registration rights agreement. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the effective date of the initial Registration Statement covering the Registrable Securities, Southridge shall commit to purchase up to $17,500,000 of the Company’s Class A common stock, no par value per share (the “Put Shares”). The purchase price of the Put Shares under the Equity Agreement is equal to ninety-one percent (91%) of the lowest closing price of the stock following the five (5) trading days after which a put notice is deemed delivered to Southridge in the manner provided by the Equity Agreement. The Company also entered into the Registration Rights Agreement with Southridge. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement with the U.S. Securities and Exchange Commission to cover the Registrable Securities within 90 days of closing and thereafter the Company shall use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC within five (5) business days after notice from the SEC that the Registration Statement may be declared effective.

On July 22, 2012, the Company issued a promissory note, in an aggregate of $25,000, to Fred Erxleben (“Erxleben”). Amounts due under this note are due on or before January 25, 2013 and pays interest at the rate of 10% per annum. In the event that the Company fails to make payment in full by January 25, 2013, then the note will be in default and the lender may take whatever action he may elect to recover his loss while continuing to accrue 10% interest.

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

Results of Operations

During the six months and three months ended June 30, 2012, the Company sold $24,191 and $7,669 of solar powered products and products made from recycled materials, respectively, as compared to $3,813 and $1,266 for the six months and three months ended June 30, 2011, respectively. These increases are primarily due to the opening of the company-owned retail GreenSmart store opened in the 4th quarter of 2011.

Gross margin for the six months and three months ended June 30, 2012 of $11,653 and $3,679 represents a Gross margin % to sales of 48.2% and 48.0%, respectively. For the six months and three months ended June 30, 2011, Gross margin % to sales of 21.4% and (24.2%), respectively. These margins are the result of keeping prices low to compete with similar products made from virgin materials. As the volume increases, we expect to achieve greater gross margin % rates.

Total operating expenses increased $100,123 (52%) to $292,649 for the six months June 30, 2012, as compared to the same period in the prior year. Total operating expenses increased $49,361 (62.4%) to $128,460 for the three months June 30, 2012, as compared to the same period in the prior year. These increases were primarily the result of the Company investing resources in establishing the company-owned retail store and professional fees incurred to engage our independent auditors.

Total other income (expense) for the six months ended June 30, 2012 was total expense of $9,575,866 as compared to total income of $1,137,635 for the six months ended June 30, 2011, for an unfavorable change of $10,713,501. Total other income (expense) for the three months ended June 30, 2012 was total expense of $7,869,743 as compared to total income of $771,847 for the three months ended June 30, 2011, for an unfavorable change of $8,668,590. These changes were primarily attributed to the unfavorable change in the gain (loss) on revaluation of derivatives of $4,739,408 and $2,506,185, respectively, and the unfavorable change in beneficial interest expense of $6,133,314 and $6,223,302, respectively. These unfavorable changes were offset by decreases in amortization of debt discount of $167,695 and $62,949, respectively, when compared to the prior year. The unfavorable changes in revaluation of derivatives was primarily caused by the effect of the issuance of the ATG convertible debt at favorable conversion prices and resulting effect on the conversion rights of the related party debt. The increase in beneficial interest was the effect on issuing shares of our Class A Common Stock at below market prices upon conversion of convertible debt.

Net loss for the six months ended June 30, 2012 was $9,856,862 as compared to a net income of $945,925 for the six months ended June 30, 2011. Net loss for the three months ended June 30, 2012 was $8,021,524 as compared to a net income of $692,441 for the three months ended June 30, 2011. The unfavorable changes for the six months and three months ending June 30, 2012 were primarily from the unfavorable changes in revaluation of derivatives, higher beneficial interest expense and higher operating expense offset by the increased sales and lower amortization of debt discount.

Liquidity and Capital Resources

To date, Kenergy Scientific has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

During the six months ended June 30, 2012, the Company was able to raise an additional $37,500 of additional short term trade debt from unrelated investors.

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

For the six months ended months June 30, 2012, the Company had a net decrease in cash of $5,927. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $40,957 in cash for operating activities for the six months ended June 30, 2012 and used $197,046 in cash for operating activities for the six months ended June 30, 2011. The current cash operating losses of $310,571 are being primarily funded by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $2,470 in cash for investing activities for the six months ended June 30, 2012. These amounts were for the prosecution and filings related to the Company’s patent portfolio. The Company used $30,975 in cash for investing activities for the six months ended June 30, 2011. These amounts were for the security deposit on the new GreenSmart Store, continued investment in our patent portfolio and acquisition of office equipment.

Cash provided by financing activities. For the six months ended June 30, 2012, the Company provided $37,500 in financing activities by the issuance of promissory notes to unrelated parties. For the six months ended June 30, 2011, the Company provided $75,000 in financing activities by the issuance of promissory notes to unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2012.

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2012 and May 2, 2012, the Company issued an aggregate of 11,200,000 shares of Class A common stock to ATG, Inc. for repayment of debt valued at $248,000.

On April 18, 2012 the Company issued 202,057,500 shares of Class A common stock to Kenneth P. Glynn for repayment of $80,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

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

As of June 30, 2012, the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled. The Company expects a favorable outcome to this dispute.

Item 6.	Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certifications.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.

101.	INS XBRL	Instance Document

101.	SCH XBRL	Taxonomy Extension Schema

101.	CAL XBRL	Taxonomy Extension Calculation Linkbase

101.	DEF XBRL	Taxonomy Extension Definition Linkbase

101.	LAB XBRL	Taxonomy Extension Label Linkbase

101.	PRE XBRL	Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENERGY SCIENTIFIC, INC.

 Date: August 16, 2012

         By: /s/ Kenneth Glynn

            Kenneth Glynn

            President

            Chief Executive Officer and

            Chief Financial Officer

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL	Instance Document

101.	SCH XBRL	Taxonomy Extension Schema

101.	CAL XBRL	Taxonomy Extension Calculation Linkbase

101.	DEF XBRL	Taxonomy Extension Definition Linkbase

101.	LAB XBRL	Taxonomy Extension Label Linkbase

101.	PRE XBRL	Taxonomy Extension Presentation Linkbase

1

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certifications

I, Kenneth Glynn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kenergy Scientific, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such control and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

d)	Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 16, 2012

                     By /s/ Kenneth Glynn

                                Kenneth Glynn

                                President

                Chief Executive Officer and

                Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth Glynn, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 16, 2012

By: /s/ Kenneth Glynn

                        Kenneth Glynn

                        President

            Chief Executive Officer and

            Chief Financial Officer