Form 10-K/A
period 2008-12-31
Kenergy Scientific, Inc.
filed 2012-09-21
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

KENERGY SCIENTIFIC, INC (FORMERLY SPEECHSWITCH, INC.) (Exact name of registrant)

New Jersey (State or other jurisdiction of incorporation or organization)	20-1862816 (I.R.S. Employer Identification No.)

6 Minneakoning Road, Flemington, New Jersey (Address of principal executive offices)	08822 (Zip Code)

Issuer's telephone number 908-788-0077

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes  ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Large Accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer ☐    Smaller reporting Company  ☑

                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Issuer's revenues for its most recent fiscal year. $53,759

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 based upon the average bid and ask prices on that date was $150,683.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

As of August 25, 2012, the Registrant had 226,278,298 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share.

EXPLANATORY NOTE

This amendment is being filed in order to; i) provide audited financial statements audited by our independent registered public accounting firm; and ii) provide a retroactive restatement of basic and diluted shares outstanding to reflect the 1:800 reverse stock split. No other change has been made and the other information contained in this Report has not been updated.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

Table of Contents

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	4

Item 8. Financial Statements and Supplementary Data	5

PART IV
Item 15. Exhibits and Financial Statement Schedules	5

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

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The retroactive effect of this amendment was: a) to reduce the authorized shares from 20,000,000,000 to 25,000,000; b) to reduce the outstanding shares from 1,400,096,193 to 1,750,120; and c) to reduce the unissued shares from 18,599,903,807 to 23,249,880.

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

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2008, the Company has not issued any shares of Preferred Stock. The Company has no current plans to issue any shares of preferred stock.

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

As of December 31, 2008, we had 1,750,120 (1,400,096,193 pre-reverse stock split) shares of Class A common stock issued and outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-KA appear after the signature page to this Form 10-KA.

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

3.3*	Amendment to the Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on February 3, 2011,File No. 333-120507, and incorporated herein by reference)

3.4*	Amendment to the Certificate of Incorporation of Kenergy Scientific, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on May 5, 2011,File No. 333-120507, and incorporated herein by reference)

10.1*	$1,000,000 Secured Convertible Debenture dated March 30, 2007 between SpeechSwitch, Inc and YA Global Investments (f/k/a/ YA Global Investments (f/k/a Cornell Capital Partners) (filed as Exhibit 10.1 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.2*	Irrevocable Transfer Agent Instructions by and among SpeechSwitch, Inc., YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) and Fidelity Transfer Company (filed as Exhibit 10.2 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.3*	Amendment to Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005 between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.
10.4*	Security Agreement dated May 8, 2007 between SpeechSwitch, Inc. and Jerome Mahoney. (filed as Exhibit 10.4 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.5*	Investor Relations Agreement dated May 4, 2007 by and between the SpeechSwitch, Inc and StoneRidge Capital, LLC, d/b/a UpTick ("UpTick"). (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 8-K filed on May 16, 2007 and incorporated herein by reference.

10.6*	Consulting Agreement between SpeechSwitch, Inc. and Jerome Mahoney dated February 1, 2008. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 100-Q filed on May 15, 2008 and incorporated herein by reference.)

10.7*	Amendment No. 1 to Administrative Services Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-K filed on November 15, 2010 and incorporated herein by reference.)

10.8*	Convertible Promissory Note from SpeechSwitch, Inc. to iVoice, Inc, dated March 5, 2008 (filed as Exhibit 10.8 to SpeechSwitch, Inc’s Form 10-K filed on November 15, 2010 and incorporated herein by reference.)

10.9*	Security Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. (filed as Exhibit 10.9 to SpeechSwitch, Inc’s Form 10-K filed on November 15, 2010 and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________

* Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Kenergy Scientific, Inc.	September 21, 2012

By:	/s/ Kenneth P. Glynn
Kenneth P. Glynn
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of  the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth P. Glynn	September 21, 2012
Kenneth P. Glynn
President, Chief Executive Officer, Chief Financial Officer and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

No.               Description

3.1*	Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.2*	By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)

3.3* Amendment to the Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form

8-K,	filed on February 3, 2011,File No. 333-120507, and incorporated herein by reference)

3.4* Amendment to the Certificate of Incorporation of Kenergy Scientific, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on May 5, 2011,File No. 333-120507, and incorporated herein by reference)

10.1*	$1,000,000 Secured Convertible Debenture dated March 30, 2007 between SpeechSwitch, Inc and YA Global Investments (f/k/a/ YA Global Investments (f/k/a Cornell Capital Partners) (filed as Exhibit 10.1 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.2*	Irrevocable Transfer Agent Instructions by and among SpeechSwitch, Inc., YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) and Fidelity Transfer Company (filed as Exhibit 10.2 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.3*	Amendment to Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005 between SpeechSwitch, Inc. and YA Global Investments (f/k/a/ YA Global Investments (f/k/a/ Cornell Capital Partners) (filed as Exhibit to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.4*	Security Agreement dated May 8, 2007 between SpeechSwitch, Inc. and Jerome Mahoney. (filed as Exhibit 10.4 to SpeechSwitch, Inc.’s Form 8-K filed on May 15, 2007 and incorporated herein by reference.

10.5*	Investor Relations Agreement dated May 4, 2007 by and between the SpeechSwitch, Inc and StoneRidge Capital, LLC, d/b/a UpTick ("UpTick"). (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 8-K filed on May 16, 2007 and incorporated herein by reference.

10.6*	Consulting Agreement between SpeechSwitch, Inc. and Jerome Mahoney dated February 1, 2008. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 100-Q filed on May 15, 2008 and incorporated herein by reference.)

10.7*	Amendment No. 1 to Administrative Services Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-K filed on November 15, 2010 and incorporated herein by reference.)

10.8*	Convertible Promissory Note from SpeechSwitch, Inc. to iVoice, Inc, dated March 5, 2008(filed as Exhibit 10.8 to SpeechSwitch, Inc’s Form 10-K filed on November 15, 2010 and incorporated herein by reference.)

10.9*	Security Agreement, dated March 5, 2008, between SpeechSwitch, Inc. and iVoice, Inc. (filed as Exhibit 10.9 to SpeechSwitch, Inc’s Form 10-K filed on November 15, 2010 and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*   Previously filed.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kenergy Scientific, Inc. (f/k/a SpeechSwitch, Inc.)

Flemington, New Jersey

We have audited the accompanying balance sheets of Kenergy Scientific, Inc. as of December 31, 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenergy Scientific, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial accumulated deficits, negative working capital, and negative cash flows from operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New York, New York
Date: September 20, 2012	By /s/RBSM LLP

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC

406 Lippincott Drive, Marlton, NJ 08053

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’of SpeechSwitch, Inc.

Matawan, New Jersey

We have audited the accompanying balance sheet of SpeechSwitch, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpeechSwitch, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial accumulated deficits, negative working capital, and negative cash flows from operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Date: March 24, 2008	By /s/ Bagell, Josephs, Levine & Company, LLC
Marlton, NJ

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

Balance Sheets as of December 31

ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$8,371	$185,581
Accounts receivable, net of allowance for doubtful accounts of $2,862 at December 31, 2008 and 2007	617	5,500
Prepaid expenses and others	904	11,115
Total current assets	9,892	202,196
Intangible assets, net	2,315	5,720

Total assets	$12,207	$207,916
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$682,366	$670,527
Due to related parties	319,910	227,482
Deferred maintenance contracts	3,786	5,291
Notes payable to related parties	71,756	124,268
Convertible promissory note, net of unamortized debt discount of $66,759	13,177	—
Convertible debenture, net of unamortized debt discount of $381,650 and $729,419 as of December 31, 2008 and 2007, respectively	539,690	245,821
Derivative liability	935,451	2,536,646
Total current liabilities	2,566,136	3,810,035
Commitments and contingencies Stockholders’ Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock:
Class A – no par value; authorized 625,000,000 Shares; 1,750,120 and 479,824 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	806,814	606,787
Class B - $0.01 par value; authorized 50,000,000 Shares; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Class C - $0.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	2,119,085	2,125,375
Accumulated deficit	(5,479,828)	(6,334,281)
Total stockholders’ deficit	(2,553,929)	(3,602,119)

Total liabilities and stockholders’ deficit	$12,207	$207,916

The accompanying notes are an integral part of these financial statements

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

Statements of Operations

For the Years Ended December 31

	2008	2007

Net sales	$53,759	$68,881

Cost of sales	15,769	23,916

Gross profit	37,990	44,965

Operating expenses:
Selling and marketing expenses	67,087	119,097
General and administrative expenses	272,385	413,709
Depreciation and amortization	3,405	3,405
Research and development expenses	52,057	77,160

Total operating expenses	394,934	613,371

Loss from operations	(356,944)	(568,406)

Other income(expense):
Interest income	1,529	2,319
Interest expense	(142,021)	(115,341)
Other income	31,704	167,422
Amortization of debt discount	(360,946)	(270,581)
Gain (loss) on change in the fair valuation of derivative liability	1,681,131	(1,536,646)

Total other income (expense)	1,211,397	(1,752,827)

Profit (loss) before provision for income taxes	854,453	(2,321,233)

Provision for income taxes	-	-
Net income (loss) attributable to common shares	$854,453	$(2,321,233)

Basic income (loss) per common share	$0.65	$(17.63)
Diluted income (loss) per common share	$0.06	$(17.63)

Weighted average number of shares outstanding:
Basic	1,304,581	131,580
Diluted	13,627,379	131,580

The accompanying notes are an integral part of these financial statements.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

Statements of Changes in Stockholders’ Deficit

for the two years ended December 31, 2008

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January	-	$-	38,301	$343,311	-	$-	-	$-	$2,147,688	$(4,013,048)	$(1,522,049)
Issuance of common stock pursuant to terms of the Equity Line of Credit with YA Global	-	-	267,083	128,645	-	-	-	-	(22,313)	-	106,332
Common stock issued for repayment of convertible debenture	-	-	79,111	32,425	-	-	-	-	-	-	32,425
Common stock issued for repayment of debt	-	-	55,250	26,771	-	-	-	-	-	-	26,771
Common stock issued for legal fees	-	-	9,875	14,436	-	-	-	-	-	-	14,436
Common stock issued for investor relations costs and consulting fees	-	-	21,250	51,000	-	-	-	-	-	-	51,000
Common stock issued in lieu of cash compensation	-	-	8,953	10,199	-	-	-	-	-	-	10,199
Net loss for the year ended December, 31, 2007	-	-	-	-	-	-	-	-	-	(2,321,233)	(2,321,233)
Balance at December 31, 2007	-	-	479,824	606,787	-	-	-	-	2,125,375	(6,334,281)	(3,602,119)

Issuance of common stock pursuant to terms of the Equity Line of Credit with YA Global (f/k/a/ Cornell Capital Partners)	-	-	168,463	36,355	-	-	-	-	(6,290)	-	30,065
Common stock issued for repayment of convertible debenture	-	-	510,583	76,111	-	-	-	-	-	-	76,111
Common stock issued for repayment of promissory note	-	-	188,750	18,875	-	-	-	-	-	-	18,875
Common stock issued for repayment of debt	-	-	245,000	52,306	-	-	-	-	-	-	52,306
Common stock issued in lieu of cash compensation	-	-	157,500	16,380	-	-	-	-	-	-	16,380
Net income for the year ended December, 31, 2008	-	-	-	-	-	-	-	-	-	854,453	854,453
Balance at December 31, 2008	-	$-	1,750,120	$806,814	-	$-	-	$-	$2,119,085	$(5,479,828)	$(2,553,929)

The accompanying notes are an integral part of these financial statements.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

Statements of Cash Flows

For the Years Ended December 31

	2008	2007
Cash flows from operating activities:
Net income (loss)	$854,453	$(2,321,233)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Amortization of intangibles	3,405	3,405
(Gain) loss on change in the fair valuation of derivative liability	(1,681,131)	1,536,646
Amortization of discount on debt	360,946	270,581
Non cash interest	66,100	22,328
Common stock issued for investor relations costs	—	21,000
Common stock issued for consulting services	—	30,000
Common stock issued for compensation	10,080	10,199
Common stock issued for legal fees	—	14,436
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,883	8,801
Decrease (increase) in prepaid expenses	10,211	(2,140)
Increase in accounts payable and accrued expenses	103,855	159,996
Increase in due to related parties	92,428	72,569
(Decrease) increase in deferred maintenance contracts	(1,505)	3,754
Net cash (used in) operating activities	(176,275)	(169,658)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Net proceeds from the issuance of common stock through equity financing	30,065	106,332
Repayment of notes payable to related party	(31,000)	(7,000)
Net cash (used in) provided by financing activities	(935)	99,332

Net (decrease) in cash and cash equivalents	(177,210)	(70,326)

Cash and cash equivalents, beginning of year	185,581	255,907

Cash and cash equivalents, end of year	$8,371	$185,581

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:
Taxes Paid	$—	$—-
Interest Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

Statements of Cash Flows

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2008:

a)	The Company issued 245,000 shares of Class A common stock with a fair market value of $52,306 to an officer to reduce the promissory note by $21,512. The difference in the market value and the loan reduction was charged to non-cash interest in the amount of $30,794.

b)	The Company issued 510,583 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $76,111 to reduce the convertible debenture by $53,900. The difference in the market value and the reduction in debt were charged to non-cash interest in the amount of $22,211.

c)	The Company issued 188,750 shares of Class A common stock with a fair market value of $18,875 to iVoice, Inc. to reduce the convertible promissory note by $12,080. The difference in the market value and the reduction in debt were charged to non-cash interest in the amount of $6,795.

d)	The Company reclassified the administrative services payable to convertible promissory note amounting to $92,016.

e)	The Company recorded a beneficial conversion feature on the convertible promissory note issued for administrative services payable amounting to $79,936.

For the Year Ended December 31, 2007:

a)	The Company issued 9,875 shares of Class A common stock with a fair market value of $14,436 for legal expenses valued at $5,688. The difference in the market value and the value of the services was charged to beneficial interest in the amount of $8,748.

b)	The Company issued 8,750 shares of Class A common stock of the Company as repayment of investor relations expenses. The value of the stock was $21,000.

c)	The Company issued 8,953 shares of Class A common stock of the Company with a fair market value of $10,199 to an officer of the Company for compensation expense of $5,157. The difference in the market value and the value of the services was charged to beneficial interest in the amount of $5,042.

d)	The Company issued 12,500 shares of Class A common stock of the Company as repayment of consulting fees. The value of the stock was $30,000.

e)	The Company issued 55,250 shares of Class A common stock with a fair market value of $26,771 to an officer to reduce the promissory note by $12,108. The difference in the market value and the loan reduction was charged to non-cash interest in the amount of $14,663.

f)	The Company issued 267,083 shares of Class A common stock for fees pursuant to the Equity Line of Credit with YA Global Investments (f/k/a Cornell Capital Partners) valued at $128,645. Issuance costs of $22,313 were incurred and charged to additional paid-in capital for net proceeds of $106,332.

g)	The Company issued 79,111 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $32,425. The difference in the market value and the reduction in debt were charged to non-cash interest in the amount of $6,965.

h)	The Company converted a note payable into convertible debenture amounting to $1,000,000.

The accompanying notes are an integral part of these financial statements.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

NOTE 1 - BACKGROUND

Kenergy Scientific, Inc (f/k/a SpeechSwitch, Inc.) (“Kenergy” or “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice").  The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 3, Inc., a Nevada corporation and affiliate of the Company.  When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 3 and thereafter assigned to the Company.

In September 2004, the Board of Directors of iVoice, Inc., the former parent of the Company, resolved to pursue the separation of iVoice software business into three publicly owned companies.  Kenergy intends to continue to develop, market and license the automated speech attendant software, which runs on industry-standard hardware and performs speech recognition.

The Spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into Kenergy (the "Spin-off").  The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

In conjunction with the Spin-off, Kenergy entered into a temporary administrative service agreement with iVoice.  This agreement will continue on a month-to-month basis until such time as we are able to replace any or all of the services currently being provided by iVoice.

On August 5, 2005, Kenergy assumed $190,000 in accrued liabilities and related party debt incurred by iVoice.  The debt assumed is convertible into Kenergy Class B Common Stock at the option of the holder as later described in these notes.

On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of the Kenergy from iVoice was declared effective and the Company immediately embarked on the process to spin off the Kenergy from iVoice.

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

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The effect of this amendment was to reduce the authorized shares from 20,000,000,000 to 25,000,000.

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

All references in the financial statements and the notes to financial statements and number of shares outstanding have been retroactively restated to reflect the 1:800 reverse stock splits.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

NOTE 2 - BUSINESS OPERATIONS

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

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

Product Development

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission ("SEC").

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

The Company does not offer any special payment terms or significant discount pricing.  Normal and customary payment terms require payment for the software license fees when the product is shipped.  Payment for software maintenance is due prior to the commencement of the maintenance period.  It is also the Company's policy to not provide customers the right to refund any portion of its license fees.  With respect to the sale of software license fees, the Company recognizes revenue in accordance with ”Accounting Standard Codification (ASC) 985-605 Software Revenue Recognition”, as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectibility, which is assessed on a customer-by-customer basis, is probable.

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

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

e) Research and development costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development cost charged to income was immaterial for both years ended December 31, 2008 and 2007.

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

h) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

In accordance with 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

 k) Long lived assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

l) Income (loss) per Share

Basic and diluted net income (loss) per share available to common stockholders is presented in conformity with ASC 260-10, “Earnings per Share.”  The Company’s basic income (loss) per common share is based on net income or loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income or loss per common share is based on net income or loss, divided by the weighted average number of common shares outstanding during the year, including common share equivalents, such as outstanding stock options.  Diluted loss per share for the year ended December 31, 2007 does not include common stock equivalents, as these shares would be anti-dilutive. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as these shares that would have an anti-dilutive effect.

The computation of income (loss) per share is as follows:

	December 31, 2008	December 31, 2007
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$854,453	$(2,321,233)
Weighted-average common shares outstanding	1,304,581	131,580
Basic net income (loss) per share attributable to common stockholders	$0.65	$(17.63)

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$854,453	$(2,321,233)
Weighted-average common shares outstanding	1,304,581	131,580
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	12,322,798	--
Weighted-average common shares outstanding	13,627,379	131,580
Diluted net income (loss) per share attributable to common stockholders	$0.06	$(17.63)

The Company had common stock equivalents of 12,322,798 at December 31, 2008.

m) Concentrations of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  For the year ended December 31, 2008 no customer accounted for more than 10% of the revenues or accounts receivable balance. It is the Company policy to collect an advance from the customer prior to delivery of the product or service. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at December 31, 2008 and 2007 were $0 and $85,581, respectively.The Company believes it has no significant risk related to its concentration within its cash or accounts receivable.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

n)    Derivative Liabilities

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

o)    Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

p) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

q)    Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 5  - FAIR VALUE MEASUREMENTS

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December31, 2008:

	Level I	Level II	Level III	Total
Derivative liabilities	$-	$-	$935,451	$935,451
Total Liabilities	$-	$-	$935,451	$935,451

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

In accordance with ASC 360, goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. The Company has determined no impairment of indefinite-lived intangible assets was necessary at December 31, 2008.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at December 31, 2008 and 2007 consisted of the following:

			2007
	2008	2007
Accounts payable	$192,040	$248,280
Accrued interest	442,532	366,610
Accrued liabilities	47,794	55,637

	$682,366	$670,527

NOTE 8 - RELATED PARTY TRANSACTIONS

In conjunction with the Spin-off, the Company has entered into a temporary administrative services agreement with iVoice.  The administrative services agreement will continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $50,952 and $50,652, respectively, for the years ended December 31, 2008 and 2007.

The Company also assumed an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and was previously the non-executive Chairman of the Board of the Company. This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Promissory Note holder, principal and interest can be converted into either (i) one share of the Company Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of the Company Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Promissory Note, before any repayment of interest. During the year ended December 31, 2008, Mr. Mahoney received 245,000 shares of Class A common stock as a repayment of $21,512 and received cash payments of $31,000 to reduce the promissory note. As of December 31, 2008, the outstanding balance due to Mr. Mahoney is $71,756 plus accrued interest of $88,915. As of December 31, 2007, the outstanding balance due to Mr. Mahoney is $124,268 plus accrued interest of $62,553.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

The Company entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004.  Mr. Mahoney will serve as the Company’s Non-Executive Chairman of the Board for a term of five years.  As consideration, the Company agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt, or shares of our Class B Common Stock at the option of Mr. Mahoney. On February 7, 2008, the Company announced that it had accepted the resignation of Mr. Jerry Mahoney as Non-Executive Chairman of the Company. For the one month ended January 31, 2008, Mr. Mahoney deferred $7,702 of his compensation. Effective February 1, 2008, Mr. Mahoney entered into a consulting arrangement with the Company and Mr. Mahoney will be paid $92,428 annually with an annual increase based upon the Consumer Price Index. Mr. Mahoney agrees to accept compensation in the form of Class B common stock in lieu of cash for as long as the Board of Directors decides in their sole discretion that the Company does not have the financial resources to pay Mr. Mahoney in cash. Mr. Mahoney deferred $84,726 of his consulting fees for the eleven months ended December 31, 2008. As of December 31, 2008 total deferred compensation and consulting fees due Mr. Mahoney was $319,910.

The Company entered into an employment agreement with Bruce Knef as of November 8, 2004.  Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef will serve as the Company’s President and Chief Executive Officer until November 7, 2007. Mr. Knef continues to serve as President and Chief Executive Officer without a formal employment agreement. As consideration, the Company agreed to pay Mr. Knef a base salary of $85,000 during the term.  In addition, the Company agreed to pay Mr. Knef incentive compensation based on the amount of total revenues collected by the Company.  If the Company records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Knef will receive a bonus equal to 7.5% of the total revenues of the Company.  If the Company records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Knef will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000.  However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Knef’s aggregate bonus will be reduced by 35%.  Pursuant to an amendment to the employment agreement entered into on November 22, 2006, the Company also agreed to pay Mr. Knef additional compensation of $15,000 annually, which is payable in quarterly disbursements of the Company’s Class A common stock issued under the 2005 Directors’ and Officers’ Stock Incentive Plan.

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND DERIVATIVE LIABILITY

The Company has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

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

During the year ended December 31, 2008, the Company issued 188,750 shares of Class A common stock with a fair value of $18,875 to reduce the convertible promissory note in the amount of $12,080. The difference in the market value and the convertible promissory note reduction was charged to non-cash interest in the amount of $6,795.

As of December 31, 2008, the outstanding balance on the Convertible Promissory Note was $79,936.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

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

In accordance with ASC 815 (previously known as Statement of Financial Accounting Standards No. 133), "Accounting for Derivative Instruments and Hedging Activities", ("ASC 815"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a  derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. At March 5, 2008 the Company recorded the conversion options as a liability of $118,182, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the year ended December 31, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $37,827. The fair value of the embedded conversion was estimated at the December 31, 2008 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 4.17 years; and volatility: 174.18%.

 The Company recorded amortization of debt discount amounting to $13,176 and $0 for the year ended December 31, 2008 and 2007, respectively.

NOTE 10 – CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY

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

During the year ended December 31, 2008, the Company issued 510,583 shares of Class A common stock with a fair value of $76,111 to reduce the convertible promissory note in the amount of $53,900. The difference in the market value and the convertible promissory note reduction was charged to non-cash interest in the amount of $22,211.

The debenture is secured by substantially all of the assets of the Company.  As of December 31, 2008 and 2007, the outstanding balance on the Convertible Debenture was $921,340 and $975,240, respectively.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

In accordance with ASC 815 (previously known as Statement of Financial Accounting Standards No. 133), “Accounting for Derivative Instruments and Hedging Activities”, (“ASC 815”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the year ended December 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,718,958. For the year ended December 31, 2007, the Company recorded a Loss on Valuation of Derivative in the amount of $1,536,646.

The Company recorded amortization of debt discount amounting to $347,770 and $270,581 for the year ended December 31, 2008 and 2007, respectively.

Additionally, on March 30, 2007, the Company, YA Global and the Company's transfer agent, Fidelity Transfer Company, entered into an Irrevocable Transfer Agent Instructions related to the conversion of the Debenture.

NOTE 11 – STANDBY EQUITY DISTRIBUTION AGREEMENT

On August 31, 2005, the Company entered into a Standby Equity Distribution Agreement (the SEDA”) with YA Global Investments (f/k/a/ Cornell Capital Partners) (“YA Global”) (was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company’s Class A Common Stock (the “Common Stock”) over a two-year period.

The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company’s Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA.  In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of December 31, 2008, the Company has sold in the aggregate 448,578 shares of Class A Common Stock to YA Global for proceeds of $265,199, which are net of fees and discounts of $52,322.

NOTE 12 - CAPITAL STOCK

Pursuant to the Company's certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 625,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of the Company’s outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The retroactive effect of this amendment was: a) to reduce the authorized shares from 20,000,000,000 to 25,000,000; b) to reduce the outstanding shares from 1,400,096,193 to 1,750,120; and c) to reduce the unissued shares from 18,599,903,807 to 23,249,880.

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

a)	Preferred Stock

The	Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2008, the Company has not issued any shares of Preferred Stock.

b)	Class A Common Stock

As	of December 31, 2008, there are 25,000,000 shares of Class A Common Stock authorized, no par value, and 1,750,120 shares were issued and outstanding.

As	of December 31, 2007, there are 25,000,000 shares of Class A Common Stock authorized, no par value, and 479,824 shares were issued and outstanding.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

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

For the year ended December 31, 2008, the Company had the following transactions in its Class A common stock:

·

The Company issued 157,500 shares of Class A common stock of the Company to a director and officer of the Company for payment compensation in the amount of $10,080. The difference in the market value of the shares issued of $16,380 and the amount of compensation was charged to non-cash interest in the amount of $6,300.

·

The Company issued 245,000 shares of Class A common stock, with a fair market value of $52,306 to an officer of the Company as repayment of $21,512 of a promissory note.  The difference in the market value of the shares issued and the reduction in the loan was charged to non-cash interest in the amount of $30,794.

·	Pursuant to the terms of the Standby Equity Distribution Agreement, the Company issued 168,463 shares of Class A common stock to Y A Global Investments for the net proceeds of $30,065.
·

The Company issued 510,583 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $76,111. The difference in the market value and the reduction in debt of $53,900 were charged to non-cash interest in the amount of $22,211.

·

The Company issued 188,750 shares of Class A common stock to iVoice, Inc. for repayment of convertible promissory note, valued at $18,875. The difference in the market value and the reduction in debt of $12,080 were charged to non-cash interest in the amount of $6,795.

For the year ended December 31, 2007, the Company had the following transactions in its Class A common stock:

·

The Company issued 9,875 shares of Class A common stock, with a fair market value of $14,436 for legal services valued at $5,688 as repayment of accrued legal fees.  The difference in the market value and the value of the services was charged to non-cash interest in the amount of $8,748.

·

The Company issued 55,250 shares of Class A common stock, with a fair market value of $26,771 to an officer of the Company as repayment of $12,108 of a promissory note.  The difference in the market value of the shares issued and the reduction in the loan was charged to non-cash interest in the amount of $14,663.

·

Pursuant to the terms of the Standby Equity Distribution Agreement, the Company issued 267,083 shares of Class A common stock to YA Global Investments (f/k/a/ Cornell Capital Partners) for the net proceeds of $106,332.

·	The Company issued 8,750 shares of Class A common stock of the Company as payment of Investor Relations fees, value of the stock was $21,000.
·	The Company issued 12,500 shares of Class A common stock of the Company as payment for consulting fees, value of the stock was $30,000.
·

The Company issued 8,954 shares of Class A common stock of the Company to a director and officer of the Company for payment compensation in the amount of $5,157. The difference in the market value of the shares issued and the amount of compensation was charged to non-cash interest in the amount of $6,424.

·	The Company issued 79,111 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $32,425. The difference in the market value and the reduction in debt were charged to non-cash interest in the amount of $6,965.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

c)	Class B Common Stock

As	of December 31, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2008 and 2007, no shares were issued or outstanding.

d)	Class C Common Stock

As	of December 31, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of December 31, 2008 and 2007, no shares were issued or outstanding.

NOTE 13 - STOCK OPTIONS

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

NOTE 14 -  INCOME TAXES

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

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

NOTE 15 – SUBSEQUENT EVENTS

Departure of Directors or Certain Officers and Election of Directors

In 2009, Bruce Knef resigned as President of the Company and from the Board of Directors.

In 2009, Kenneth P. Glynn was elected as a member of the Board of Directors, the Chairman of the Board of Directors and was appointed President and Secretary of the company.

Capitalization of the Company.

On January 19, 2011, the Board of Directors and shareholders, through written consent representing a majority of the total voting Class A and Class B common stock, voted to change the name of the Company to Kenergy Scientific, Inc. (“Kenergy” or the “Company”) and to increase the number of authorized Class A common stock from 10 billion shares to 20 billion shares. On February 3, 2011, the Company filed an Amendment to the Certificate of Incorporation with the State of New Jersey to officially change the name of the Company and to increase the Class A common stock. On February 25, 2011, the Company’s new trading symbol was changed from SSWC to KNSC.

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The retroactive effect of this amendment was: a) to reduce the authorized shares from 20,000,000,000 to 25,000,000; b) to reduce the outstanding shares from 1,400,096,193 to 1,750,120; and c) to reduce the unissued shares from 18,599,903,807 to 23,249,880.

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

Change in direction of the Company.

Due to the economy and/or product differentiation, the Company experienced its last sales in the field of speech recognition and autodialing systems and support in the first quarter of 2009. Concurrent with the change of management, the Company moved its headquarters from Matawan, NJ to Flemington, NJ and the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems;

and, creative products based on proprietary positions, especially in the area of healthcare.

Financing of the Company.

In 2009, Kenneth P. Glynn acquired debt owed by the Company to third party creditors as follows:

(1)	Promissory Note to Jerome Mahoney dated August 5, 2005 having a balance on December 31, 2008 of $71,756.27;
(2)	Deferred Compensation due to Jerome Mahoney as of December 31, 2008 equal to $319,910.26;
(3)	Convertible promissory note due to iVoice, Inc. dated March 5, 2008 in the amount of $50,651.52; and a
(4)	Loan due to iVoice Technology, Inc. to the Company in the amount of $3,600.00.

In 2009, the Company issued an aggregate of $462,000 of Promissory Notes to GlynnTech, Inc. to replace $37,000 of current debt assumed by GlynnTech, Inc. and to acquire a cancer treatment drug delivery system of $425,000 being developed and patented by GlynnTech, Inc.

In 2010, the Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under various Promissory Notes due to GlynnTech, Inc to EPIC Worldwide, Inc. The wrap-around agreements also modified the original terms to extend the due dates by one year, to include provisions to allow the Investor to convert the amounts due into common stock at a 50% discount of the average three deep bid on the day of conversion and to increase the interest rate to 15% after a 60 day interest free period.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

In 2010, YA Global Investments, LP assigned the debentures that it held to E-Lionheart Associates, LLC (“E-Lionheart”) with an aggregate value of $1,043,539. This was done in conjunction with the execution of a Securities Purchase Agreement with E-Lionheart whereby E-Lionheart will purchase from the Company up to $500,000 of convertible debentures, of which, $450,000 was received in 2010 and balance $50,000 was received in 2011, which will provide new financing for the Company. The new convertible debentures are due on August 9, 2011, pays interest at the rate of 5% per annum and have conversion rights essentially the same as YA Global.

In 2011 and 2012, the Company issued four convertible promissory notes, in an aggregate of $102,500, to Asher Enterprises, Inc. (“Asher”). Amounts due under these notes are due at various dates between May 30, 2012 and December 19, 2012, and pays interest at the rate of 8% per annum.

In 2011, the Company issued various promissory notes, in an aggregate of $140,000, to unrelated parties. Amounts due under this note are due from January 15, 2012 and March 22, 2012 and pay interest at the rate of between 7% and 9% per annum.

In 2012, the Company consented to the cancelation of the wrap around agreement with EPIC Worldwide and the reassignment of a new wrap around agreement with ATG, Inc. for $50,000 plus accrued interest of $26,050.

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

Commitments and contingencies.

Starting in 2009, the Company entered into an Administrative Services Agreement with GlynnTech, Inc to provide back office administrative support to the Company. Each administrative services agreement is for a term of one year and may be extended for additional one-year periods at the Company’s request. The initial fees are $4,300 per month and was increased to $7,500 per month in subsequent annual extensions.

Starting in 2009, the Company entered into a series of one (1) year employment agreements with Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $96,000 for the 1st year. Subsequent renewals of Mr. Glynn’s employment agreements increased his salary to $144,000 per year.

Equity transactions of the Company’s unregistered securities.

In 2010, the Company issued an aggregate of 7,057,330 (5,645,862,500 pre-reverse split) shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in partial settlement of $509,425 of promissory notes and accrued interest that Mr. Glynn acquired in June 2009. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

In 2012, the Company issued 202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $80,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

In 2010, 2011 and 2012, the Company issued an aggregate of 15,400,750 shares of Class A common stock for repayment of convertible debenture in lieu of cash, with a market value of $2,338,157 and a reduction of debt of $749,015.

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008 and 2007

NOTE 16 - COMMITMENTS AND CONTINGENCIES

 Administrative Service Agreements

In conjunction with the Spin-off, SpeechSwitch has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until SpeechSwitch has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services is currently billed at $4,264 a month until SpeechSwitch has found replacement services.

Employment and Consulting Agreements

SpeechSwitch entered into an employment agreement with Bruce Knef as of November 8, 2004. Pursuant to the terms of the employment agreement, as amended on November 22, 2006, Mr. Knef will serve as SpeechSwitch’s President and Chief Executive Officer until November 7, 2007. Mr. Knef continues to serve as President and Chief Executive Officer without a formal employment agreement.

SpeechSwitch entered into a consulting agreement on February 1, 2008, for an annual compensation of $92, 428, with an outside contractor, whom is also Company stockholder. The agreement expires on February 1, 2013 and is automatically renewal for one additional year.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.