Form 10-Q/A
period 2012-06-30
Kenergy Scientific, Inc.
filed 2012-10-19
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

( Amendment No.1 )

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

KENERGY SCIENTIFIC, INC.

_________________

New Jersey	333-120507	20-1862816
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

6 Minneakoning Road, Flemington, New Jersey 08822
(Address of Principal Executive Offices) (Zip Code)

(908) 788-0077
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

75,000 shares of Series A Preferred Stock, $1.00 par value, 239,611,631 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of October 1, 2012.

Explanatory Note

This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Kenergy Scientific, Inc. for the quarter ended June 30, 2012 filed on August 17, 2012 (the “Form 10-Q”) for the purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

KENERGY SCIENTIFIC, INC.

TABLE OF CONTENTS

		Page
Item 6	Exhibits	2
	Signatures	3
	Exhibit Index	4

Part II. Other Information

Item 6. Exhibits

Exhibit Number	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Schema
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENERGY SCIENTIFIC, INC.

Date: October 19, 2012	Kenergy Scientific, Inc
By: /s/ Kenneth Glynn
Kenneth Glynn President, Chief Executive Officer, and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Schema
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase