Form 10-Q
period 2012-09-30
Kenergy Scientific, Inc.
filed 2013-01-02
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

KENERGY SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 75,000 shares outstanding of Preferred Stock, $1.00 par value, 436,079,063 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of December 5, 2012.

KENERGY SCIENTIFIC, INC.

Part 1. Financial Statements

Item 1 - Financial Statements

KENERGY SCIENTIFIC, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2012	2011
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$1,527	$6,960
Accounts receivable, net of allowance for doubtful accounts of $2,862	333	477
Inventory	86,626	93,803
Prepaid and other current assets	7,310	6,965
Total current assets	95,796	108,205
Property and equipment, net	10,681	11,614
Other assets, security deposits	21,375	21,375
Intangible assets, net	162,945	183,016

Total assets	$290,797	$324,210

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$856,339	$639,522
Due to related parties	186,474	174,307
Promissory note due to related parties	75,000	125,000
Promissory note due	190,000	140,000
Convertible promissory note, net of unamortized debt discount of $6,829 and $18,824, respectively	73,107	61,112
Convertible debentures, net of unamortized debt discount of $40,021 and $45,098, respectively	1,284,552	1,196,025
Derivative liabilities	1,848,106	2,270,858
Total current liabilities	4,513,578	4,606,824

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 75,000 shares issued and outstanding	75,000	—
Common stock:
Class A – no par value; authorized 625,000,000 shares; 239,611,631 and 12,418,388 shares issued and outstanding, respectively (see note 11)	11,055,246	4,635,140
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,918,699	1,913,613
Accumulated deficit	(17,271,826)	(10,831,467)
Total stockholders' deficit	(4,222,781)	(4,282,614)

Total liabilities and stockholders' deficit	$290,797	$324,210

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine months ended		Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$32,916	$4,060	$8,725	$247
Cost of sales	17,207	3,055	4,669	58

Gross margin (loss)	15,709	1,005	4,056	189

Operating expenses:
General and administrative expenses	467,547	269,199	190,468	90,994
Depreciation and amortization	23,474	21,735	7,904	7,414

Total operating expenses	491,021	290,934	198,372	98,408

Loss from operations	(475,312)	(289,929)	(194,316)	(98,219)

Other income (expense):
Interest expense	(6,374,347)	(155,658)	(95,232)	(21,951)
Amortization of debt discount	(190,622)	(322,368)	(100,393)	(64,444)
Gain (loss) on valuation of derivatives	596,302	1,483,407	3,806,444	(45,859)
Other income	3,620	—	—	—

Total other income (expense)	(5,965,047)	1,005,381	3,610,819	(132,254)

Income (loss) from operations before Income taxes	(6,440,359)	715,452	3,416,503	(230,473)

Provision for income taxes	—	—	—	—

Net income (loss) attributable to common Shares	$(6,440,359)	$715,452	$3,416,503	$(230,473)

Basic income (loss) per common share	$(0.05)	$0.06	$0.01	$(0.02)
Diluted income (loss) per common share	$(0.05)	$0.03	$0.01	$(0.02)

Weighted average shares outstanding -
Basic (see note 5)	143,106,635	12,403,578	230,662,356	12,418,388
Diluted (see note 5)	143,106,635	25,000,000	625,000,000	12,418,388

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,2012	September 30,2011
Cash flows from operating activities:
Net income (loss)	$(6,440,359)	$715,452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	23,474	21,735
(Gain) loss on valuation of derivative	(596,302)	(1,483,407)
Amortization of debt discount	190,622	322,368
Beneficial interest on conversion of debt	6,299,183	97,036
Stock issued for compensation	75,000	—
Changes in assets and liabilities:
Decrease in accounts receivable	144	—
Decrease (increase) in inventories	7,177	(62,238)
Decrease (increase) in prepaid expenses	(345)	(6,764)
Increase in accounts payable and accrued Liabilities	247,953	57,874
Increase in amounts due to related parties	92,990	2,000
Net cash (used in) operating activities	(100,463)	(335,944)

Cash flows from investing activities:
Purchase of office equipment	—	(12,858)
Security deposit on GreenSmart store	—	(21,375)
Purchase of intangible assets	(2,470)	(5,000)
Net cash (used in) investing activities	(2,470)	(39,233)

Cash flows from financing activities:
Issuance of promissory notes	97,500	227,500
Net cash provided by financing activities	97,500	227,500

Net (decrease) in cash and cash equivalents	(5,433)	(147,677)

Cash and cash equivalents at beginning of period	6,960	190,322

Cash and cash equivalents at end of period	$1,527	$42,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$—	$—
Interest paid	$—	$—

 See accompanying notes to condensed financial statement

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the nine months ended September 30, 2012:

a)	The Company issued an aggregate of 8,935,743 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $60,382. The difference in the market value and the reduction in debt of $19,500 was charged to beneficial interest in the amount of $40,882.

b)	Concurrent with the issuance of the wrap around agreement to ATG, Inc. and the cancelation of the wrap around agreement with EPIC Worldwide, Inc., the Company reclassified $26,050 of accrued interest into convertible debt.

c)	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.

d)	The Company issued 202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $80,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

e)	The Company issued 5,000,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $50,000. The difference in the market value and the reduction in debt of $15,000 was charged to beneficial interest in the amount of $35,000.

f)	The Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

For the nine months ended September 30, 2011:

a)	The Company issued 577,597 (462,077,400 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to beneficial interest in the amount of $97,036.

see accompanying notes to condensed financial statements

Note	1 Background

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

Employees

Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the Board on June 16, 2009. On July 1, 2009, and subsequently renewed on July 1, 2010 and July 1, 2011, the Company entered into one (1) year employment agreement with Mr. Glynn to serve as President and Chief Executive of the Company at an annual base salary of $96,000 each year. On July 1, 2012, the Company renewed Mr. Glynn’s employment agreement for an additional one (1) year at an annual base salary of $144,000 for the year. It is the present intention of Mr. Glynn to defer a portion of his salary payment for at least the next 6 months.

As of September 30, 2012, we had one employee, Kenneth P. Glynn. All other participants in Company activities are through purchased support services and independent contractors.

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

For the nine months ended September 30, 2012, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2012 and December 31, 2011.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of September 30, 2012 and December 31, 2011, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at September 30, 2012 and December 31, 2011.

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

The computation of income (loss) per share is as follows:

	Nine months Ended
	September 30, 2012	September 30, 2011
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(6,440,359)	$715,452
Weighted-average common shares outstanding (see below)	143,106,635	12,403,578
Basic net income (loss) per share attributable to common stockholders (see below)	$(0.05)	$0.06

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(6,440,359)	$715,452
Weighted-average common shares outstanding (see below)	143,106,635	12,403,578
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	—	12,596,422
Total adjusted weighted-average shares	143,106,635	25,000,000
Diluted net income (loss) per share attributable to common stockholders (see below)	$(0.05)	$0.03

At September 30, 2012, the Company had common stock equivalents of 1,625,949,715. At September 30, 2011, the Company had common stock equivalents of 66,046,349, but when added to the common stock outstanding, they are in excess of the authorized capital, so the maximum authorized shares of 25,000,000 are shown for diluted earnings per common share calculations.

Note	6 Intangible Assets

At September 30, 2012 and December 31, 2011, intangible assets consist of the following:

	2012	2011
Speech-enabled auto dialer	17,025.00	17,025.00
Cancer drug delivery system	182,600.00	182,600.00
“Green” trademark applications	2,145.00	2,045.00
Kenergy patent portfolio	54,870.00	52,500.00
Smart Bell	5,000.00	5,000.00
Less: accumulated amortization	(98,695.00)	(76,154.00)

Intangible assets, net	162,945.00	183,016.00

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

At September 30, 2012 and December 31, 2011 deferred tax assets consist of the following:

	September 30,2012	December 31, 2011
Deferred tax assets	926,000	766,000
Less: Valuation Allowance	(926,000)	(766,000)
Net deferred tax assets	0	0

At September 30, 2012 and December 31, 2011, the Company had federal net operating loss carry forwards in the approximate amounts of $2,724,000 and $2,254,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged.

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

On July 1, 2012, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $144,000. During 2011 and the nine months ended September 30, 2012, Mr. Glynn drew only a portion of his annual salary and the balance is being deferred.

On April 18, 2012, the Company issued 202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $80,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

As of September 30, 2012, the total amount due to Mr. Glynn for unpaid compensation is $157,677.

During the year ended December 31, 2010 and the nine months ended September 30, 2012, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of September 30, 2012, the aggregate amounts due for these payments is $26,679.

On July 1, 2012, the Company extended the Administrative Services Agreement with GlynnTech, Inc to provide back office administrative support to the Company. The administrative services agreement was for an initial term of one year and was extended for an additional one-year periods at the Company’s request. The amended fees are $7,500 per month but may be reduced in scope or eliminated at any time upon 90 days’ prior written notice by the Company to GlynnTech.

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

As of September 30, 2012, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $15,523.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $387,275 as the result in the change in the conversion formula based on the application of the terms of the promissory note held by Mr. Glynn. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $265,822.

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

As of September 30, 2012, the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $557,945. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $51,693.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the nine months ended September 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $378,625 on the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $66,609 on the fluctuation in the current market prices.

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

On September 6, 2012 the Company issued an additional 8,333,333 shares of Class A common stock to Asher for repayment of debt valued at $48,333. The difference in the market value and the reduction in debt of $14,500 was charged to beneficial interest in the amount of $33,833.

As of September 30, 2012 and December 31, 2011, the outstanding balance on these Convertible Promissory Notes was $45,500 and $65,000, respectively.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. For the nine months ended September 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $144,682 on the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a Loss on Valuation of Derivative in the amount of $139,106 on the fluctuation in the current market prices.

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

As of September 30, 2012, the outstanding balance on these Convertible Promissory Notes were $37,500.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 278.05% and 301.94%, respectively. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $37,500, and charged Other Expense - Loss on Valuation of Derivative for $73,683. For the nine months ended September 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $42,005 on the fluctuation in the current market prices.

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

During the nine months ended September 30, 2012, the Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of $5,600 of convertible debenture in lieu of cash pursuant to the terms of the wrap around agreement.

As of September 30, 2012, the outstanding balance on these agreements were $70,450.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.00 years; and volatility: 295.14. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $76,050, and charged Other Expense - Loss on Valuation of Derivative for $2,925,649. For the nine months ended September 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $2,708,038 on the fluctuation in the current market prices.

In conjunction with the consent and assignment of $35,000 of the Basner note (see Note 11) to Southridge Partners II LP (“Southridge Allonge”), the Company consented to provide Southridge with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Southridge may not convert the note into shares of Class A Common Stock if such conversion would result in Southridge beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

On August 23, 2012, the Company issued an aggregate of 5,000,000 shares of Class A common stock for repayment of $15,000 of convertible debt to Southridge in lieu of cash pursuant to the terms of the Securities Transfer Agreement.

As of September 30, 2012, the outstanding balance on the Southridge Allonge was $20,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 368.97%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $42,589, recorded a debt discount of $35,000, and charged Other Expense - Loss on Valuation of Derivative for $7,589. For the nine months ended September 30, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $18,092 on the fluctuation in the current market prices.

In conjunction with the consent and assignment of $25,000 of the Basner note (see Note 11) to Star City Capital, LLC (“Star City Allonge”), the Company consented to provide Star City with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Star City may not convert the note into shares of Class A Common Stock if such conversion would result in Star City beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

As of September 30, 2012, the outstanding balance on the Star City Allonge was $25,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 373.96%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $38,090, recorded a debt discount of $25,000, and charged Other Expense - Loss on Valuation of Derivative for $13,090.

Note	11 Promissory Notes

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. On January 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 9% interest. As of September 30, 2012, the outstanding balance on the DeJonge note was $25,000 and accrued interest of $2,916.

On July 12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. On March 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. As of September 30, 2012, the outstanding balance on the Opal Marketing Corp. note was $15,000 and accrued interest of $1,263.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. On August 1, 2012, the Company consented to the assignment of $35,000 of the Basner note to Southridge Partners II LP, and on September 28, 2012, the Company consented to the assignment of $25,000 of the Basner note to Star City Capital, LLC. As of September 30, 2012, the outstanding balance on the Basner note was $40,000 and accrued interest of $5,416.

On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes (see Note 8) from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged. As of September 30, 2012, the outstanding balance on this Basner note was $50,000 and accrued interest of $873.

On July 22, 2012, the Company issued a promissory note, in an aggregate of $25,000, to Fred Erxleben. Amounts due under this note are due on or before January 25, 2013 and pays interest at the rate of 10% per annum. As of September 30, 2012, the outstanding balance on the Fred Erxleben note was $25,000 and accrued interest of $479.

On August 2, 2012, the Company issued a promissory note, in an aggregate of $35,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before February 2, 2013 and pays interest at the rate of 7% per annum. As of September 30, 2012, the outstanding balance on this Basner note was $35,000 and accrued interest of $396.

Note	12 Capital Stock

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, as of September 30, 2012, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 625,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

On March 5, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 625,000,000, as authorized by the Board of Directors and adopted by the shareholders on February 15, 2012. The effect of this amendment was to increase the authorized shares from 125,000,000 to 625,000,000.

a)	Preferred Stock

As of September 30, 2012, Kenergy Scientific has issued 75,000 shares of Preferred Stock to Southridge Partners II LP (the “Investor”), pursuant to the terms of the Equity Purchase Agreement. These shares shall be convertible at the option of the Investor into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the average of the two (2) lowest Closing Prices for the five (5) trading days immediately preceding a conversion notice. The Preferred Stock shall have no registration rights.

b)	Class A Common Stock

As of September 30, 2012 and December 31, 2011, there are 625,000,000 and 125,000,000 shares of Class A Common Stock authorized, respectively, no par value, and 239,611,631 and 12,418,388 shares were issued and outstanding, respectively.

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

For the nine months ended September 30, 2012, the Company had the following transactions in its Class A common stock:

·	The Company issued an aggregate of 8,935,753 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $60,382. The difference in the market value and the reduction in debt of $19,500 was charged to beneficial interest in the amount of $40,882.
·	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.

·	The Company issued 202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $80,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

·	The Company issued 5,000,000 shares of Class A common stock for repayment of Southridge Allonge in lieu of cash, valued at $50,000. The difference in the market value and the reduction in debt of $15,000 was charged to beneficial interest in the amount of $35,000.

c)	Class B Common Stock

As of September 30, 2012, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d)	Class C Common Stock

As of September 30, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of September 30, 2012, no shares were issued or outstanding.

Note	13 Additional paid-in capital

As of September 30, 2012, the Company has owed as much as $437,000 to a related party director of the Company. The loans are non-interest bearing, unsecured and due at various times up to December 28, 2010 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $42,114 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

Note	14 Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plans, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of September 30, 2012.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of September 30, 2012 and December 31, 2011.

September 30, 2012

	Level I	Level II	Level III	Total

Convertible promissory notes	$—	$—	$1,848,106	$1,848,106
Total Liabilities	$—	$—	$1,848,106	$1,848,106

December 31, 2011

	Level I	Level II	Level III	Total

Convertible promissory notes	$—	$—	$2,270,858	$2,270,858
Total Liabilities	$—	$—	$2,270,858	$2,270,858

Note	1 Subsequent Events

At various times subsequent to September 30, 2012, the Company consented to the assignment of $15,500 due to Charles Basner to Southridge Partners II LP and Star City Capital, LLC and their affiliates. Amounts paid to Charles Basner for these assignments were reinvested in the Company and the Company issued replacement notes for the same amounts.

At various times subsequent to September 30, 2012, the Company issued an aggregate of 196,467,432 shares of Class A common stock to Southridge Partners II LP and Star City Capital, LLC and their affiliates for repayment of $55,500 of convertible debt pursuant to the terms of the various Securities Transfer Agreements.

On November 28, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 4,000,000,000, as authorized by the Board of Directors and adopted by the shareholders on November 15, 2012. The effect of this amendment was to increase the authorized shares from 625,000,000 to 4,000,000,000.

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

Results of Operations

During the nine months and three months ended September 30, 2012, the Company sold $32,916 and $8,725 of solar powered products and products made from recycled materials, respectively, as compared to $4,060 and $247 for the nine months and three months ended September 30, 2011, respectively. These increases are primarily due to the opening of the company-owned retail GreenSmart store opened in the 4th quarter of 2011.

Gross margin for the nine months and three months ended September 30, 2012 of $15,709 and $4,056 represents a Gross margin % to sales of 47.7% and 46.5%, respectively. For the nine months and three months ended September 30, 2011, Gross margin % to sales of 24.8% and 76.5%, respectively. These margins are the result of keeping prices low to compete with similar products made from virgin materials. As the volume increases, we expect to achieve greater gross margin % rates.

Total operating expenses increased $200,087 (68.8%) to $491,021 for the nine months September 30, 2012, as compared to the same period in the prior year. Total operating expenses increased $99,964 (101.6%) to $1198,372 for the three months September 30, 2012, as compared to the same period in the prior year. These increases were primarily the result of the Company investing resources in establishing the company-owned retail store, professional fees incurred to engage our independent auditors and for the execution of the Equity Purchase Agreement.

Total other income (expense) for the nine months ended September 30, 2012 was total expense of $5,965,047 as compared to total income of $1,005,381 for the nine months ended September 30, 2011, for an unfavorable change of $6,970,428. These changes were primarily attributed to the unfavorable change in the gain (loss) on revaluation of derivatives of $887,105 and the unfavorable change in beneficial interest expense of $6,218,689 and offset by decreases in amortization of debt discount of $131,746 when compared to the prior year. Total other income (expense) for the three months ended September 30, 2012 was total income of $3,610,819 as compared to total expense of $132,254 for the three months ended September 30, 2011, for an favorable change of $3,743,073. These changes were primarily attributed to the favorable change in the gain (loss) on revaluation of derivatives of $3,852,303 and offset by the unfavorable change in beneficial interest expense of $73,281 and offset by increases in amortization of debt discount of $35,949 when compared to the prior year. The changes in revaluation of derivatives were primarily caused by the effect on the conversion rights of the convertible debentures and related party debt. The increase in beneficial interest was the effect on issuing shares of our Class A Common Stock at below market prices upon conversion of convertible debt.

Net loss for the nine months ended September 30, 2012 was $6,440,359 as compared to a net income of $715,452 for the nine months ended September 30, 2011. The unfavorable changes for the nine months were primarily from the unfavorable changes in higher beneficial interest expense, unfavorable changes in revaluation of derivatives and higher operating expense offset by the increased sales and lower amortization of debt discount. Net income for the three months ended September 30, 2012 was $3,416,503 as compared to a net loss of $230,473 for the three months ended September 30, 2011. The favorable changes for the three months ending September 30, 2012 were primarily from the favorable changes in revaluation of derivatives and increased sales offset by higher beneficial interest expense, higher operating expense and higher amortization of debt discount.

Liquidity and Capital Resources

To date, Kenergy Scientific has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

During the nine months ended September 30, 2012, the Company was able to raise an additional $97,500 of additional short term trade debt from unrelated investors.

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

For the nine months ended months September 30, 2012, the Company had a net decrease in cash of $5,433. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $100,463 in cash for operating activities for the nine months ended September 30, 2012 and used $335,944 in cash for operating activities for the nine months ended September 30, 2011. The current cash operating losses of $448,382 are being primarily funded by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $2,470 in cash for investing activities for the nine months ended September 30, 2012. These amounts were for the prosecution and filings related to the Company’s patent portfolio. The Company used $39,233 in cash for investing activities for the nine months ended September 30, 2011. These amounts were for the security deposit on the new GreenSmart Store, continued investment in our patent portfolio and acquisition of office equipment.

Cash provided by financing activities. For the nine months ended September 30, 2012, the Company provided $97,500 in financing activities by the issuance of promissory notes to unrelated parties. For the nine months ended September 30, 2011, the Company provided $227,500 in financing activities by the issuance of promissory notes to unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2012.

Financing Commitments

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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item	4. Controls and Procedures

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

Changes in internal control over financial reporting

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

On August 23, 2012 the Company issued 5,000,000 shares of Class A common stock to Southridge Partners II LP for repayment of convertible debenture valued at $50,000.

On August 30, 2012 the Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

On September 6, 2012, the Company issued 8,333,333 shares of Class A common stock to Asher Enterprises, Inc. for repayment of convertible debenture valued at $48,333.

Item	3. Defaults Upon Senior Securities

On August 28, 2012, the Company defaulted on one of the Asher convertible promissory notes and as such, the full principal amount of these Debentures, together with interest and other amounts owing in respect thereof, shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common stock of the Company.

Item	5. Other Information.

Section 1 - Registrant’s Business and Operations

Item	1.01 - Entry into a Material Definitive Agreement

On August 1, 2012, the Company consented to the execution of a Securities Transfer Agreement, between Charles Basner, Southridge Partners II LP and Kenergy Scientific, Inc. for the sum of $35,000. The agreement provides Southridge with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Southridge may not convert the note into shares of Class A Common Stock if such conversion would result in Southridge beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

On September 28, 2012, the Company consented to the execution of a Securities Transfer Agreement, between Charles Basner, Star City, LLC and Kenergy Scientific, Inc. for the sum of $25,000. The agreement provised Star City with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Star City may not convert the note into shares of Class A Common Stock if such conversion would result in Star City beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

Item	6. Exhibits

10.1	Promissory Note, dated July 22, 2012, between Fred Erxleben and Kenergy Scientific, Inc., for the sum of $25,000, filed herein.

10.2	Allonge, dated August 1, 2012, between Charles Basner and Southridge Partners II LP, for the sum of $35,000, filed herein.

10.3	Securities Transfer Agreement, dated August 1, 2012, between Charles Basner, Southridge Partners II LP and Kenergy Scientific, Inc. for the sum of $35,000, filed herein.

10.4	Promissory Note, dated August 2, 2012, between Charles Basner and Kenergy Scientific, Inc., for the sum of $35,000, filed herein.

10.5	Allonge, dated September 28, 2012, between Charles Basner and Star City Capital, LLC, for the sum of $25,000, filed herein.

10.6	Securities Transfer Agreement, dated August 1, 2012, between Charles Basner, Star City Capital, LLC and Kenergy Scientific, Inc. for the sum of $25,000, filed herein.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 KENERGY SCIENTIFIC, INC.

Date: January 2, 2013	Kenergy Scientific, Inc.
By: /s/ Kenneth Glynn
Kenneth Glynn Chief Executive Officer and Chief Financial Officer

INDEX OF EXHIBITS

10.1	Promissory Note, dated July 22, 2012, between Fred Erxleben and Kenergy Scientific, Inc., for the sum of $25,000, filed herein.

10.2	Allonge, dated August 1, 2012, between Charles Basner and Southridge Partners II LP, for the sum of $35,000, filed herein.

10.3	Securities Transfer Agreement, dated August 1, 2012, between Charles Basner, Southridge Partners II LP and Kenergy Scientific, Inc. for the sum of $35,000, filed herein.

10.4	Promissory Note, dated August 2, 2012, between Charles Basner and Kenergy Scientific, Inc., for the sum of $35,000, filed herein.

10.5	Allonge, dated September 28, 2012, between Charles Basner and Star City Capital, LLC, for the sum of $25,000, filed herein.

10.6	Securities Transfer Agreement, dated August 1, 2012, between Charles Basner, Star City Capital, LLC and Kenergy Scientific, Inc. for the sum of $25,000, filed herein.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Extension Presentation Linkbase

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certifications

I, Kenneth Glynn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kenergy Scientific, Inc.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such control and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 24, 2012	Kenergy Scientific, Inc.
By: /s/ Kenneth Glynn
Kenneth Glynn Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth Glynn, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 24, 2012	Kenergy Scientific, Inc.
By: /s/ Kenneth Glynn
Kenneth Glynn Chief Executive Officer and Chief Financial Officer