Form 10-K
period 2012-12-31
Kenergy Scientific, Inc.
filed 2013-04-22
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

_________________

KENERGY SCIENTIFIC, INC

(Exact name of registrant as specified in its charter)

_________________

New Jersey	333-120507	20-1862816
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

56 Junction Rd, Flemmington, New Jersey, 08822
(Address of Principal Executive Offices) (Zip Code)

(908)-788-0077
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, based upon the average bid and ask prices on that date was $222,150

As of March 25, 2013, the Registrant had 75,000 outstanding shares of Preferred Stock, par value $1.00 per share; 2,228,316,496 outstanding shares of Class A Common Stock, no par value per share; and 10,000 outstanding shares of Class B Common Stock, par value $.01 per share.

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

On January 19, 2011, the Board of Directors and shareholders, through written consent representing a majority of the total voting Class A and Class B common stock, voted to change the name of SpeechSwitch to Kenergy Scientific, Inc. (“Kenergy” or the “Company”).  On February 3, 2011, the Company filed an Amendment to the Certificate of Incorporation with the State of New Jersey to officially change the name of SpeechSwitch.  On February 25, 2011, the Company’s new trading symbol was changed from SSWC to KNSC on the OTCQB of the OTC Marketplace. On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011.

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

PRODUCTS AND SERVICES

The following description of our business is intended to provide an understanding of our product and the direction of our initial marketing strategy. As the new product development is in its early development stages, any focus described in the following pages may change and different initiatives may be pursued, at the discretion of Management. Our areas of development and recent activities include:

(a)	On June 18, 2009, the Company acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents. The sale was “at market value” of GlynnTech, Inc. in the amount of $425,000.00. The Agreement called for the aggregate purchase price to be in various denominations of one-year notes. The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to Kenergy Scientific, Inc. Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level of interest in potential purchase of this technology following FDA approval of this product.

(b)	In the solar rechargeable products sector, candidates for future sales currently include an iPhone/iPod recharger; a solar powered recharger for the cell phones and PDA’s; a backpack solar recharger with chips for attachment to a backpack, a tent, an outdoor line, etc. with a storage pocket and an array of interchangeable connectors for diverse electronic devices; a solar powered lantern/flashlight; a solar powered radio/flashlight; a solar powered laptop recharger, and other devices. Product launches on a majority of these items were in the July 2010. Initial product launches involved Internet sales, with a roll-out to our retail outlet in November 2011.

(c)	In solar power energy production systems, the Company is reviewing numerous models of solar photovoltaic panels and converters, as well as unique aftermarket opportunities. The Company intends to partner with installers and market home, office and commercial solar panels through various media.

(d)	In the wind power energy production systems, third party companies will review various microturbine products to license and sell.

SALES AND MARKETING

The Company had nominal sales during the years 2011 and 2010. Sales have been slow due to research and development, product selections, product testing and other launch preparation. Sales through the third quarters of 2011 were through our website and additional opportunities are being developed, through third party retail and internet sites and through third party distributors. In November 2011, the Company opened its first company-owned GreenSmart retail store.

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

EMPLOYEES

Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the Board on June 16, 2009. On July 1, 2009, and subsequently renewed in 2010 and 2011, the Company entered into one (1) year employment agreements with Mr. Glynn to serve as President and Chief Executive of the Company at an annual base salary of $96,000 for the first year. On July 1, 2012 the Company renewed Mr. Glynn’s employment agreement for an additional one (1) year at an annual base salary of $144,000 for the year. It is the present intention of Mr. Glynn to defer a portion of his salary payment for at least the next 6 months.

As of December 31, 2012, we had one employee, Kenneth P. Glynn. All other participants in Company activities are through purchased support services and independent contractors.

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

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of our uncertainty regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

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

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future. As of December 31, 2012, we have several convertible debentures with E-Lionheart Associates, LLC with an aggregate principal balance of $1,126,123. Some of these convertible debentures were acquired from YA Global Investments and one of the debentures was created when E-Lionheart provided new funding to the Company. In addition, the Company has a convertible promissory note of $79,936 due to a related party for administrative services and deferred compensation of $171,677 due to Mr. Kenneth Glynn and provides that, at Mr. Glynn’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

●                    If the market price of our Class A Common Stock decreases after our issuance of any convertible obligations, upon conversion, we will have to issue an increased number of shares to the holders of our convertible obligations. Any sale of convertible obligations may result in a very large conversion at one time. If we do not have a sufficient number of shares to cover the conversion, we may have a risk of a civil lawsuit.

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

We are dependent on external financing to fund our operations. Our most recent financing was provided through the sale of $161,600 in convertible debentures and promissory notes. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

As President and director, Mr. Glynn has control over the management and direction of the Company. As of December 31, 2012, Mr. Glynn owns 1,209,114,831 shares of Class A Common Stock, 10,000 shares of Class B Common Stock and has the right to convert $251,613 of indebtedness and deferred compensation, together with accrued but unpaid interest of $17,321, into 268,934 shares of Class B Common Stock. The Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. Interest accrues on the outstanding principal balance of the note at the prime rate plus 1% per annum. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Glynn upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Glynn converts his indebtedness into 268,934 shares of Class B Common Stock, he will have the aggregate voting rights equal to an additional 26,893,400 shares of Class A Common Stock and when added to his holdings of Class A Common Stock of 1,209,114,831 shares, Mr. Glynn will have voting control over the management and direction of the Company, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders. The Board has the option to pay Mr. Glynn in Class B Common Stock. The Board of Directors maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

· With a price of less than $5.00 per share
·	That are not traded on a "recognized" national exchange;
·	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
·	Issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

ITEM 2. PROPERTIES.

We do not own any real property. We rent office space from GlynnTech, Inc. located at 56 Junction Road, Flemington, New Jersey. We also rent 2,375 square feet of retail sales space from Flemington Mall, LLC for our GreenSmart retail store. We intend to continue renting such spaces and anticipate no relocation of our offices or store front in the foreseeable future. We are unaware of any environmental problems in connection with these locations, and, because of the nature of our activities, do not anticipate such problems.

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

The following table shows the high and low closing prices for the period indicated, and reflects the effect of the reverse stock split on May 5, 2011:

2011	High	Low
First quarter	$0.248	$0.104
Second Quarter	$0.152	$0.035
Third Quarter	$0.060	$0.030
Fourth quarter	$0.050	$0.010
2012	High	Low
First Quarter	$0.040	$0.020
Second Quarter	$0.035	$0.011
Third Quarter	$0.019	$0.002
Fourth quarter	$0.005	$0.0002

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

As of December 31, 2012, the number of record holders of our common shares was approximately 772.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED EQUITY SECURITIES.

In the year ending December 31, 2012, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

·	The Company issued an aggregate of 63,885,238 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $105,230.

·	·The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000.
·	·The Company issued an aggregate of 58,102,182 shares of Class A common stock for repayment of Southridge Allonges in lieu of cash, valued at $121,066.
·	The Company issued an aggregate of 1,202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $120,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.
·	The Company issued an aggregate of 132,365,250 shares of Class A common stock for repayment of Star City Allonges in lieu of cash, valued at $254,464.

·	·The Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

DESCRIPTION OF SECURITIES

Pursuant to our certificate of incorporation, we are authorized to issue up to: 1,000,000 shares of preferred stock, par value of $1.00 per share, 4,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share, and 20,000,000 shares of Class C common stock, par value $.01 per share. Below is a description of the Company’s outstanding securities, including Class A common stock, Class B common stock, Class C common stock, options, warrants and debt.

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The intended effect of this amendment was: a) to reduce the authorized shares from 20,000,000,000 to 25,000,000; b) to reduce the outstanding shares from 9,924,630,443 to 12,405,789; and c) to reduce the unissued shares from 10,075,369,557 to 12,594,211. Provisions of this Amendment to the Certificate of Incorporation do not allow fractional shares and as such the Company had to issue an additional 12,591 shares to their investors.

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

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2012, Kenergy Scientific has issued 75,000 shares of Preferred Stock to Southridge Partners II LP (the “Investor”), pursuant to the terms of the Equity Purchase Agreement. These shares shall be convertible at the option of the Investor into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the average of the two (2) lowest Closing Prices for the five (5) trading days immediately preceding a conversion notice. The Preferred Stock shall have no registration rights.

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

As of December 31, 2012, we had 1,408,028,558 shares of Class A common stock issued and outstanding.

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

As of December 31, 2012, there were 10,000 shares of Class B Common Stock issued and outstanding.

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

As of December 31, 2012, there were 20,000,000 shares of our Class C Common Stock authorized and no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2012 and 2011.

	Shares to be issued	Weighted average exercise	Number of Securities Available for Future Issuance
	upon exercise of outstanding options, warrants or stock rights (#)	price	(#)
Plan Category		($)
Approved by Shareholders:	0	n/a	0
Stock Incentive Plan
Not approved by Shareholders:
Stock Incentive Plan	0	n/a	2,500
			*2,000,000 pre-reverse split

EQUITY COMPENSATION PLAN INFORMATION

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

The Company did not issue any stock options or shares under either stock incentive plans listed above for the years ended December 31, 2012 and 2011.

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

On December 30, 2009, the Company completed the transfer of the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) one-year promissory notes for the aggregate amount of $125,000. The promissory notes are due on or before the 1st anniversary of the notes and are interest free.

The Company calculated $6,267 as a imputed interest at a rate of 6.25% which was charged to interest expenses and credited to Additional paid-in capital for the year ended December 31, 2012.

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

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. During the year ended December 31, 2012, the Company consented to the assignment an aggregate of $76,600 of the Basner note to Southridge Partners II LP and to Star City Capital, LLC.

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

On February 16, 2012, March 14, 2012 and November 27, 2012, the Company issued an additional three (3) convertible promissory notes, in an aggregate of $60,000, to Asher Enterprises, Inc. (“Asher”). Amounts due under these notes are due on or before November 21, 2012, December 19, 2012 and March 1, 2014, respectively, and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest two (2) Trading Prices of the Common Stock during the twenty (20) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

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

In conjunction with the consent and assignment of $45,000 of the Basner note (see Note 11) to Southridge Partners II LP (“Southridge Allonges”), the Company consented to provide Southridge with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Southridge may not convert the note into shares of Class A Common Stock if such conversion would result in Southridge beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

In conjunction with the consent and assignment of $31,600 of the Basner note (see Note 11) to Star City Capital, LLC (“Star City Allonges”), the Company consented to provide Star City with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Star City may not convert the note into shares of Class A Common Stock if such conversion would result in Star City beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

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

The Company has only one employee, that is Kenneth P. Glynn, President. At present, Mr. Glynn is not drawing his entire cash salary and portions of his salary are being deferred. It is the present intention of Mr. Glynn to continue to defer a portion of his salary for the near future, and possibly until the end of 2013. All other participants in Company activities are through purchased support services and independent contractors.

Year Ended December 31, 2012 as Compared with the Year Ended December 31, 2011

Total revenues for the year ended December 31, 2012 was $47,800, an increase of $20,786 from $27,014 for the year ended December 31, 2011. The increase corresponds with the opening of our first GreenSmart retail store in Flemington, NJ IN November 2011. The Company continues to add more green products to our product offerings.

Gross margin increased by $9,241 to $21,009 for the year ended December 31, 2012 as compared to $11,768 for the year ended December 31, 2011. Gross margin increased primarily as a result of the higher sales.

Total operating expenses increased by $239,082 (59%) to $641,947 for the year ended December 31, 2012 as compared to $402,865 for the year ended December 31, 2011. The increases were the result of the Company investing resources in building out and operating the GreenSmart store, professional fees incurred to engage our independent auditors, for the execution of the Equity Purchase Agreement and general increases in the back office expenses.

Total other income (expense) for the year ended December 31, 2012 was total expense of $9,332,903 as compared to total expense of $525,771 for the year ended December 31, 2011, for a increase of $8,807,132. These increases are primarily attributed to the increases of approximately $7 million of non-cash interest on debt conversions into stock during the period and the change from a gain on change in revaluation of derivative liabilities in the prior year to a loss on change in revaluation of derivative liabilities in the current period offset by the reduction in amortization of debt discount expense when compare to the prior period.

Net loss for the year ended December 31, 2012 and 2011 was $9,953,841 and $916,686, respectively. The increase in net loss of $9,036,973 was the result of the factors discussed above.

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

In 2009, the Company issued an aggregate of $462,000 of one-year Promissory notes to GlynnTech, Inc. in exchange for GlynnTech to assume some of the Company’s debt and to acquire the rights to a cancer delivery system developed by GlynnTech for future development and/or licensing.

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

During the years ended December 31, 2012 and 2011, the Company was able to raise an additional $161,600 and $255,000, respectively, in cash through the issuance of various convertible debts and promissory note (see Notes 10 and 11 to the financial statements).

During the year ended December 31, 2012, the Company had a net decrease in cash of $6,131. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $165,261 in cash for operating activities in the year ended December 31, 2012 as compared to using $401,053 for the year ended December 31, 2011. The increase in cash operating loss of $185,538 was primarily funded by an increase in accounts payable and accrued expenses of $231,627, an increase in related party debt of $116,990 and a decrease in inventories of $72,833.

Cash used by investing activities. The Company used $2,470 and $37,309 in cash for investing activities for the years ended December 31, 2012 and 2011, respectively. In 2012, the use of funds was for the continued prosecution of the patent portfolio. In 2011, these amounts were for the acquisition of the rights and technology for a cancer treatment drug delivery system developed by GlynnTech, Inc., providing for the security deposit for the GreenSmart store, the acquistion of office equipment and the filing of applications for name protection for some of the “Green” products.

Cash provided by financing activities. For the year ended December 31, 0212, the Company provided $161,600 in financing activities by the issuance of trade promissory notes to un-related parties. For the year ended December 31, 2011, the Company provided $255,000 in financing activities by the issuance of convertible debt to E-Lionheart and trade promissory notes.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2012.

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal year 2012 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

SUBSEQUENT EVENTS

During the first quarter of 2013, the Company has issued an aggregate of 705,14,081 shares of Class A common stock for repayment of $49,361 of convertible debt and interest due to Southridge Partners, Asher Enterprises and Star City pursuant to the various Securities Purchase Agreements.

During the first quarter of 2013, the Company has issued an aggregate of 43,142,857 shares of Class A common stock upon conversion of 6,040 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

Item 5.07 Submission of Matters to a Vote of Security Holders.

On November 15, 2012, a majority of voting shares, through written consent in lieu of a meeting, passed a resolution approving the amendment to the Certificate of Incorporation to increase the number of authorized Class A Common Stock from 625,000,000 million to 4,000,000,000 billion shares.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this filing, the Company's board of directors consists of two directors. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

Name	Age at December 31, 2012	Position with the Company	Term
Kenneth P. Glynn	64	Director, President, Chief Executive Office and Chief Financial Officer	6/09 to present
Kenneth W. Moser	59	Director	5/12 to present

Kenneth P. Glynn. Mr. Glynn has served as the Company’s President and Chief Executive Officer and a director since June 2009. Mr. Glynn has served as President and founder of Kenergy Development Corp. since January 2009. Mr. Glynn has served as President of GlynnTech, Inc. for over thirteen years. Mr. Glynn does not receive any additional compensation to service on the Board of Directors.

Kenneth W. Moser. Mr. Moser has served as a director since May 1, 2012. Mr. Moser is a war veteran, a seasoned insurance representative and founder of a Christian grammar and high school. Mr. Moser receives $500.00 per month to serve on the Board of Directors and his term expires on June 30, 2013.

Audit Committee

At December 31, 2012, the Audit Committee consisted of Mr. Glynn NS Mr. Moser. The Audit Committee has one independent member and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. The Company at present due to its size, cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee did not meet in 2012. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

CORPORATE GOVERNANCE

Director Independence

As of the date of this filing, the Company’s board of directors currently consists of Kenneth P. Glynn and Kenneth W. Moser. Mr. Glynn is not considered an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

Audit Committee

As of the date of this filing, the Company’s audit committee currently consists of Mr. Glynn and Mr. Moser. Mr. Glynn is not considered an “independent member” of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company has no class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) there was no required to file Forms 3, 4 or 5, as required by Section 16(a) of the Exchange Act.

Code of Ethics

The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters. The Code of Ethics was adopted by the Board of Directors on March 23, 2006.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	All Other Compensation ($)	Total Compensation ($)

Kenneth P. Glynn(1)	2012	$120,000	$0	$120,000
President and Chief	2011	$ 96,000	$0	$ 96,000
Executive Officer
(1)

Mr. Glynn has been President and Chief Executive Office since June 16, 2009. Mr. Glynn has deferred substantially all cash compensation in 2012 and 2011 and is currently not drawing a salary until such time as the Company receives additional funding.

Compensation of Directors

The following table sets forth compensation information for services rendered by our director during the last fiscal year. The following information includes the dollar value of base compensation and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	All Other Compensation ($)	Total Compensation ($)

Kenneth W. Moser (1)	2012	$ 4,000	$0	$4,000

(1)	Mr. Moser has been a Director since May 1, 2012.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

EMPLOYMENT CONTRACTS

Kenneth P. Glynn

The Company entered into an employment agreement with Mr. Glynn as of July 1, 2009 and it was extended on July 1, 2010, July 1, 2011 and July 1, 2012. Pursuant to the terms of the employment agreement and extension, Mr. Glynn will serve as the Company’s President and Chief Executive Officer until June 30, 2012. As consideration, the Company agreed to pay Mr. Glynn a base salary of $96,000 until June 30, 2012 and $144,000 thereafter. In addition, the Company agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by the Company. If the Company records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company. If the Company records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000. However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 25, 2013, information with respect to the beneficial ownership of our voting securities by (i) each person known by us to beneficially own more than five percent of the voting securities, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

As of March 25, 2013, a total of 68,960 shares a Preferred Stock, 2,228,316,496 shares of Class A Common Stock outstanding and 10,000 shares of our Class B Common Stock were outstanding.  The Preferred Shares shall be convertible at the option of the Investor into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the average of the two (2) lowest Closing Prices for the five (5) trading days immediately preceding a conversion notice. Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  Every holder of the outstanding shares of the Class B Common Stock Shares has voting rights equal to 100 shares of Class A Common Stock.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 25, 2013 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name	Title of Class	Common Stock Beneficially Owned	Percentage Ownership
Kenneth P. Glynn,	Preferred Stock	0	0%
Director, President and Chief	Class A Common Stock	8,182,539,831(1)	89%
Executive Officer	Class B Common Stock	278,934(2)	100%

E-Lionheart Associates, LLC	Preferred Stock	0	0%
245 Main Street, Suite 390	Class A Common Stock	14,867,601,389(3)	87%
White Plains, NY 10601	Class B Common Stock	0	0%

Asher Enterprises, Inc.	Preferred Stock	0	0%
1 Linden Place, Suite 207	Class A Common Stock	1,857,891,299(4)	45%
Great Neck, NY 11021	Class B Common Stock	0	0%

Southridge Partners II LP	Preferred Stock	68,960	100%
90 Grove Street	Class A Common Stock	1,074,926,190(5)	33%
Ridgefield, CT 06877	Class B Common Stock	0	0%

Star City Capital LLC	Preferred Stock	0	0%
420 Crown Street	Class A Common Stock	489,280,000(6)	18%
Brooklyn, NY 11225	Class B Common Stock	0	0%

ATG Inc	Preferred Stock	0	0%
	Class A Common Stock	158,518,000(7)	7%
	Class B Common Stock	0	0%

All directors and executive	Preferred Stock	0	0%
officers as a group	Class A Common Stock	8,182,539,831	89%
	Class B Common Stock	278,934	100%

(1) Gives the effect to: a) 1,209,189,831 shares of our Class A common stock held by Mr. Glynn, (b) 250,000,000 shares of our Class A common stock issuable upon conversion of 10,000 shares of our Class B common stock held by Mr. Glynn, and c) the right of Mr. Glynn, pursuant to a promissory notes and loans executed by the Company in favor of Mr. Glynn in the amount of $268,934 ($79,936 of indebtedness, $171,677 of deferred compensation plus accrued and unpaid interest of $17,321) to convert amounts owing under such promissory note, into 268,934 shares of Class B Common Stock which are convertible into approximately 6,723,350,000 shares of our Class A Common Stock, which is at a rate equal to 80% of the lowest price that the Company issued shares of Class A Common Stock subsequent to the date of the note.

(2) Gives the effect to: a) 10,000 shares of our Class B common stock held by Mr. Glynn and (b) Mr. Glynn may at his option convert the $251,613 of promissory note and deferred compensation plus accrued interest of $17,321 held by him into 268,934 shares of Class B Common Stock at a rate of one dollar per share.

(3) Gives the effect to the right of E-Lionheart, LLC, pursuant to the convertible debentures in the amount of $1,250,969 ($1,126,123 of indebtedness plus accrued and unpaid interest of $124,846) to convert amounts owing under such convertible debenture, into 14,867,601,389 shares of our Class A Common Stock, which is at a rate between 80% and 90% of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date.

(4) Gives the effect to the right of Asher Enterprises, Inc. pursuant to the convertible debentures in the amount of $111,178 ($99,400 of indebtedness plus accrued and unpaid interest of $11,778) to convert amounts owing under such convertible debenture, into 1,857,539,831 shares of our Class A Common Stock, which is at a rate of 35% and 55% of the average of the lowest three Trading Prices of the Common Stock during the ten Trading Day period immediately preceding the Conversion Date.

(5) Gives the effect to: a) the right to convert 68,960 Preferred shares into 985,142,857 shares of Class A Common Stock at a conversion price equal to seventy percent (70%) of the average of the two (2) lowest Closing Prices for the five (5) trading days immediately preceding a conversion notice and b) the right pursuant to the convertible debentures in the amount of $5,387 ($5,000 of indebtedness plus accrued and unpaid interest of $387) to convert amounts owing under such convertible debenture, into 89,783,333 shares of our Class A Common Stock, at a conversion price equal to sixty percent (60%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date.

(6) Gives the effect to the right of Star City Capital, pursuant to the Securities Purchase Agreement, to convert an amount of $24,464 of indebtedness and accrued interest into 489,280,000 shares of our Class A Common Stock, which is at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date.

(7) Gives the effect to the right of ATG Inc, pursuant to the Wrap Around Agreement, to convert an amount of $79,259 of indebtedness and accrued interest into 158,518,000 shares of our Class A Common Stock, which is at a Conversion Price equal to $0.0005 per share.

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

The Promissory Note and the Convertible Note referred to above, will bear interest at the rate of Prime plus 1.0% per annum (4.25% at December 31, 2012) on the unpaid balance until paid. Under the terms of each the Promissory Note and the Convertible Note , at the option of the holder, principal and interest can be converted into either (i) one share of Class B Common Stock, par value $.01 per share, for each dollar owed, (ii) the number of shares of Class A Common Stock calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under each the Promissory Note and the Convertible Note, or (iii) payment of the principal of each the Promissory Note and the Convertible Note before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

The amount of deferred compensation, referred to above, is added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock.

On May 27, 2010, the Company issued an aggregate of 7,057,330 (5,645,862,500 pre-reverse split) shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 (items #1 and #2 above) of promissory notes and accrued interest due to Mr. Glynn. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

During the year ended December 31, 2012, the Company issued an aggregate of 1,202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $120,823 of deferred compensation and accrued interest that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

On July 1, 2012, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $144,000. In 2012, Mr. Glynn did not draw his entire cash salary and a portion of his earned salary is being deferred. As of December 31, 2012, the total amount due to Mr. Glynn for unpaid compensation is $171,677. In addition, the Company agreed to pay Mr. Glynn incentive compensation based on the amount of total revenues collected by the Company. If the Company records and collects total revenues in an amount greater than $300,000 but less than $2,000,000, Mr. Glynn will receive a bonus equal to 7.5% of the total revenues of the Company. If the Company records and collects total revenues in an amount greater than $2,000,000, in addition to the 7.5% bonus, Mr. Glynn will also receive a bonus equal to 3.5% of the total revenues of the Company in excess of $2,000,000. However, if the Company’s pre-tax profit margin for the year is less than 35%, Mr. Glynn’s aggregate bonus will be reduced by 35%.

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

.

Director Independence

As of the date of this filing, the Company’s board of directors currently consists of Kenneth P. Glynn and Kenneth W. Moser. Mr. Glynn is not considered an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules. Due to the Company’s size, stage of development and ability to compensate qualified candidates, the Company is unable to attract independent members of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2012 and December 31, 2011 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011
Audit Fees	$76,150	$0
Tax Preparation	1,250	2,850
Total	$77,400	$2,850

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

See (b) below

(b) Exhibits:

The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

No. Description

3.1	Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)
3.2	By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)
3.3	Amended to the Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on February 3, 2011, File No. 333-120507, and incorporated herein by reference)
3.4	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on May 5, 2011, File No. 333-120507, and incorporated herein by reference)
3.5	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated November 29, 2011 (filed as Exhibit 3.5 to Kenergy Scientific, Inc.'s form 10-K, for the period ended December 31, 2011, and incorporated herein by reference)
3.6	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated March 5, 2012 (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference)
3.7	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated November 28, 2012 (to be filed as Exhibit 3.7 to Kenergy Scientific, Inc.'s form 10-K/A, in amendment 1, and incorporated herein by reference).
4.1	SpeechSwitch, Inc. 2005 Stock Incentive Plan (filed on Form S-8 as Exhibit 4.1 filed with the Commission on June 22, 2007 and incorporated herein by reference.)
4.2	SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan, (filed on Form S-8 as Exhibit 4.2 filed with the Commission on June 22, 2007 and incorporated herein by reference.)
10.1	Promissory Note dated June 1, 2009 payable to GlynnTech, Inc. for the sum of $25,000 (filed as Exhibit 10.11 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.2	Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 1, 2009. (filed as Exhibit 10.12 to SpeechSwitch, Inc’s Form 10- for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.3	Promissory Note dated June 2, 2009 payable to GlynnTech, Inc. for the sum of $12,000. (filed as Exhibit 10.13 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.4	Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 2, 2009. (filed as Exhibit 10.14 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.5	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.15 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.6	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.16 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.7	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.17 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.8	Intellectual Property Transfer Purchase Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 18, 2009. (filed as Exhibit 10.18 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.9	Wrap-around Agreement, dated June 8, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)
10.10	Wrap-around Agreement, dated June 22, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)
10.11	Amended and Restated Secured Convertible Debenture (SSWC-2-1) between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.12	Security Agreement between SpeechSwitch, Inc and YA Global Investments, dated July 26, 2010. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.13	Intellectual Property Security Agreement between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.3 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.14	Purchase Agreement between E-Lionheart Associates, LLC, YA Global Investments, LP, and SpeechSwitch, Inc dated July 26, 2010. (filed as Exhibit 10.4 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.15	Assumption and Assignment Agreement (SSWC-2-1) between E-Lionheart Associates, LLC and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.5 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.16	Securities Purchase Agreement between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated August 9, 2010. (filed as Exhibit 10.6 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.17	Convertible Debenture between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated July 23, 2010. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.18	Administrative Services Agreement, dated July 1, 2011, between GlynnTech, Inc. and Kenergy Scientific, Inc. (filed as Exhibit 10.1 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.19	Promissory Note, dated June 15, 2011, between Stuart W. DeJonge and Kenergy Scientific, Inc. (filed as Exhibit 10.2 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.20	Promissory Note, dated July 12, 2011, between Opal Marketing Corp and Kenergy Scientific, Inc. (filed as Exhibit 10.3 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.21	Promissory Note, dated July 22, 2011, between Charles M. Basner and Kenergy Scientific, Inc. (filed as Exhibit 10.4 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.22	Convertible Promissory Note, dated August 26, 2011, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $37,500 (filed as Exhibit 10.5 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.23	Lease Agreement, dated January 15, 2011, between Flemington Mall, LLC and Kenergy Scientific, Inc. (filed as Exhibit 10.6 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.24	Convertible Promissory Note, dated November 22, 2011, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $27,500 (filed as Exhibit 10.24 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.25	Employment Agreement, dated July 1, 2011, between Kenergy Scientific, Inc. and Kenneth P. Glynn(filed as Exhibit 10.25 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.26	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $50,000 (filed as Exhibit 10.26 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.27	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $50,000 (filed as Exhibit 10.27 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.28	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $25,000 (filed as Exhibit 10.28 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.29	Convertible Promissory Note, dated February 16, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $22,500 (filed as Exhibit 10.1 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference)
10.30	Wrap-around Agreement, dated March 6, 2012, between Kenergy Scientific, Inc., GlynnTech, Inc. and ATG, Inc., (filed as Exhibit 10.2 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference)
10.31	Amendment No.1 to Convertible Promissory Note, dated March 13, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., (filed as Exhibit 10.3 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference).
10.32	Convertible Promissory Note, dated March 14, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $15,000, (filed as Exhibit 10.4 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference).
10.33	Promissory Note, dated July 22, 2012, between Fred Erxleben and Kenergy Scientific, Inc., for the sum of $25,000, (filed as Exhibit 10.1 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.34	Allonge, dated August 1, 2012, between Charles Basner and Southridge Partners II LP, for the sum of $35,000, (filed as Exhibit 10.2 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.35	Securities Transfer Agreement, dated August 1, 2012, between Charles Basner, Southridge Partners II LP and Kenergy Scientific, Inc. for the sum of $35,000, (filed as Exhibit 10.3 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.36	Promissory Note, dated August 2, 2012, between Charles Basner and Kenergy Scientific, Inc., for the sum of $35,000, (filed as Exhibit 10.4 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.37	Allonge, dated September 28, 2012, between Charles Basner and Star City Capital, LLC, for the sum of $25,000, (filed as Exhibit 10.5 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.38	Securities Transfer Agreement, dated August 1, 2012, between Charles Basner, Star City Capital, LLC and Kenergy Scientific, Inc. for the sum of $25,000, (filed as Exhibit 10.6 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
14	Code of Ethics (filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.)
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

25

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2013	Kenergy Scientific
By: /s/ Kenneth P. Glynn
Kenneth P. Glynn President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 22, 2013	Kenergy Scientific
By: /s/ Kenneth P. Glynn
Kenneth P. Glynn President, Chief Executive Officer and Chief Financial Officer

Date: April 22, 2013	Kenergy Scientific
By: /s/ Kenneth W. Moser
Kenneth W. Moser Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

26

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

FINANCIAL STATEMENTS

CONTENTS

FINANCIAL STATEMENTS	Page
Balance Sheets as of December 31, 2012 and 2011	F-2
Statements of Operations for the years ended December 31, 2012 and 2011	F-3
Statements of Changes in Stockholders' Deficit for the years ended December 31, 2012 and 2011	F-4
Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-5 to F-6
Notes to Financial Statements	F-7 to F-19

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011.

KENERGY SCIENTIFIC, INC.

Balance Sheets as of December 31

ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$829	$6,960
Accounts receivable, net of allowance for doubtful accounts
of $3,479 at December 31, 2012 and 2011	185	477
Inventory	82,845	93,803
Other current assets	12,293	6,965
Total current assets	96,152	108,205
Property and equipment, net	9,042	11,614
Other assets, security deposits	21,375	21,375
Intangible assets, net	154,621	183,016
Total assets	$281,190	$324,210
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$918,834	$639,522
Due to related parties	200,474	174,307
Notes payable	215,000	140,000
Promissory notes payable to related parties	75,000	125,000
Convertible promissory note, net of unamortized debt discount of $2,802 and $18,824, at December 31, 2012 and 2011, respectively	77,134	61,112
Convertible debenture, net of unamortized debt discount of $33,605 and $45,098, at December 31, 2012 and 2011, Respectively	1,269,018	1,196,025
Derivative liability	4,390,433	2,270,858
Total current liabilities	7,145,893	4,606,824
Commitments and contingencies Stockholders’ Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 75,000 and 0 shares issued and outstanding at December 31, 2012 and 2011	75,000	—
Common stock:
Class A – no par value; authorized 125,000,000 and 125,000,000 shares; 1,480,025,558 and 12,418,388 shares issued and outstanding, at December 31, 2012 and 2011, respectively	11,925,625	4,635,140
Class B - $.01 par value; authorized 50,000,000 shares; 10,000 shares issued and outstanding, at December 31, 2012 and 2011	100	100
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in capital	1,919,880	1,913,613
Accumulated deficit	(20,785,308)	(10,831,467)
Total stockholders’ deficit	(6,864,703)	(4,282,614)
Total liabilities and stockholders’ deficit	$281,190	$324,210

The accompanying notes are an integral part of these financial statements

F-2

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

Statements of Operations

For the Years Ended December 31

	2012	2011

Net sales	$47,800	$27,014

Cost of sales	26,791	15,246

Gross profit	21,009	11,768

Operating expenses:
General and administrative expenses	608,510	367,982
Depreciation and amortization	33,437	34,883

Total operating expenses	641,947	402,865

Loss from operations	(620,938)	(391,097)

Other income/(expense):
Interest expense	(7,189,433)	(186,650)
Other income	3,620	—
Amortization of debt discount	(223,565)	(342,131)
Gain (loss) on change in fair valuation of derivative liability	(1,923,525)	3,010

Total other income (expense)	(9,332,903)	(525,771)

Loss before provision for income taxes	(9,953,841)	(916,868)

Provision for income taxes	—	—
Net loss attributable to common shares	$(9,953,841)	$(916,868)

Basic and diluted loss per common share	$(0.04)	$(0.07)

Weighted average number of shares outstanding:
Basic and diluted	252,712,042	12,407,311

The accompanying notes are an integral part of these financial statements.

F-3

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

Statements of Changes in Stockholders’ Deficit

For the two years ended December 31, 2012

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2011	-	$ -	11,828,200	$4,491,896	10,000	$100	-	$ -	$1,905,801	($9,914,599)	($3,516,802)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	7,812	-	7,812
Common stock issued for repayment of convertible debt	-	-	577,597	143,244	-	-	-	-	-	-	143,244
Partial shares issued to minority shareholders, effect of reverse stock split	-	-	12,591	-	-	-	-	-	-	-	-
Net (loss) for the year ended 12/31/2011	-	-	-	-	-	-	-	-	-	(916,868)	(916,868)
Balance at December 31, 2011	-	$ -	12,418,388	$4,635,140	10,000	$100	-	$ -	$1,913,613	($10,831,467)	($4,282,614)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	6,267	-	6,267
Common stock issued for conversion of debt and deferred compensation	-	-	1,202,057,500	6,561,725	-	-	-	-	-	-	6,561,725
Common stock issued for repayment of convertible debt	-	-	265,552,670	728,760	-	-	-	-	-	-	728,760
Prefrred stock issued for compensation	75,000	75,000	-	-	-	-	-	-	-	-	75,000
Net (loss) for the year ended 12/31/2012	-	-	-	-	-	-	-	-	-	(9,953,841)	(9,953,841)
Balance at December 31, 2012	75,000	$75,000	1,480,028,558	$11,925,625	10,000	$100	-	$ -	$1,919,880	($20,785,308)	($6,864,703)

The accompanying notes are an integral part of these financial statements.

F4

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

Statements of Cash Flows

For the Years Ended December 31,

	2012	2011
Cash flows from operating activities:
Net (loss)	$(9,953,841)	$(916,868)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization of intangibles	33,437	34,883
(Gain) loss on change in valuation of derivative liability	1,923,525	(3,010)
Amortization of discount on debt	223,565	342,131
Non-cash interest on conversion of debt	7,068,493	97,036
Imputed interest on related party debt	6,267	7,812
Preferred stock issued for compensation	75,000	-

Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	292	(477)
Decrease (increase) in inventory	10,958	(61,875)
Increase in other current assets	(5,328)	(4,438)
Increase in accounts payable and
accrued expenses	323,381	91,753
Increase in due to related parties	128,990	12,000

Net cash (used in) operating activities	(165,261) 2)	(401,053)

Cash flows from investing activities:
Acquisition of office equipment	-	(8,434)
Security deposit	-	(21,375)
Acquisition of intangible assets	(2,470)	(7,500)

Net cash (used in) investing activities	(2,470)	(37,309)

Cash flows from financing activities:
Proceeds from issuance of trade debt	161,600	255,000

Net cash provided by financing activities	161,600	255,000

Net increase (decrease) in cash and cash equivalents	(6,131)	(183,362)

Cash and cash equivalents, beginning of year	6,960	190,322

Cash and cash equivalents, end of year	$829	$6,960

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:
Taxes Paid	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

Statements of Cash Flows

Supplemental Schedule of Non-Cash Financing Activities:

For the year ended December 31, 2012:

a)	The Company issued an aggregate of 63,885,238 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $105,230. The difference in the market value and the reduction in debt of $25,600 was charged to beneficial interest in the amount of $79,630.

b)	Concurrent with the issuance of the wrap around agreement to ATG, Inc. and the cancelation of the wrap around agreement with EPIC Worldwide, Inc., the Company reclassified $26,050 of accrued interest into convertible debt.

c)	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.

d)	The Company issued an aggregate of 1,202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $120,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

e)	The Company issued an aggregate of 58,102,182 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $121,066. The difference in the market value and the reduction in debt of $45,000 was charged to beneficial interest in the amount of $76,066.

f)	The Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

g)	The Company issued an aggregate of 132,365,250 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $254,464. The difference in the market value and the reduction in debt of $24,969 was charged to beneficial interest in the amount of $229,495.

h)	The Company consented to the assignment of $76,600 due to Charles Basner to Southridge Partners II LP and Star City Capital, LLC and their affiliates. Amounts paid to Charles Basner for these assignments were reinvested in the Company and the Company issued replacement notes for the same amounts.

i)	The Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged.

For the year ended December 31, 2011:

a)	The Company issued 577,597 (462,077,400 pre-reverse split) shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to non-cash interest in the amount of $97,036.

b)	The Company acquired equipment of $12,858 by installment purchase of which $4,424 are still unpaid and shown under accounts payable and accrued expenses.

The accompanying notes are an integral part of these financial statements.

F6

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

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

On January 19, 2011, the Board of Directors and shareholders, through written consent representing a majority of the total voting Class A and Class B common stock, voted to change the name of the Company to Kenergy Scientific, Inc. (“Kenergy” or the “Company”). On February 3, 2011, the Company filed an Amendment to the Certificate of Incorporation with the State of New Jersey to officially change the name of the Company. On February 25, 2011, the Company’s new trading symbol was changed from SSWC to KNSC.

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The effect of this amendment was to reduce the authorized shares from 20,000,000,000 to 25,000,000. All references in the financial statements and the notes to the financial statements and number of shares have been retroactively restated to reflect the 1:800 reverse stock split on Class A common shares.

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

Products and Services

The following description of the Company’s business is intended to provide an understanding of the Company product and the direction of the Company’s initial marketing strategy. As the new product development is in its early development stages, any focus described in the following pages may change and different initiatives may be pursued, at the discretion of Management. The Company areas of development and recent activities include:

(e)	On June 18, 2009, the Company acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents. The sale was “at market value” of GlynnTech, Inc. in the amount of $425,000.00. The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to Kenergy Scientific, Inc. Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level interest in potential purchase of this technology following FDA approval of this product.

(f)	In the solar rechargeable products sector, candidates for future sales currently include an iPhone/iPod recharger; a solar powered recharger for the cell phones and PDA’s; a backpack solar recharger with chips for attachment to a backpack, a tent, an outdoor line, etc. with a storage pocket and an array of interchangeable connectors for diverse electronic devices; a solar powered lantern/flashlight; a solar powered radio/flashlight; a solar powered laptop recharger, and other devices. These products were launched on the Company’s website on a majority of these items in July 2010. Initial product launches involved Internet sales, with a roll-out to our retail outlet in November 2011.

(g)	In solar power energy production systems, the Company is reviewing numerous models of solar photovoltaic panels and converters, as well as unique aftermarket opportunities. The Company intends to partner with installers and market home, office and commercial solar panels through various media.

(h)	In the wind power energy production systems, ten companies will review various micro-turbine products to represent and resell.

Distribution

Within one year the Company expects to have a viable website, representatives contacting major retailers and multimedia advertising for the solar powered rechargers and other products. By July 31, 2011, the Company expects to have at least one retail store opening, as well as other products made from recycled materials and/or biodegradable materials in the marketplace.

F7

Product Development

The Company currently have significant long term plans to engage in future research and development, to create valuable intellectual property rights and/or to launch new products. The Company will acquire third party patent rights, develop their own patent rights and evolve both new product and intellectual property transfer (sale or license) opportunities.

Business Development

Business development objectives at the Company will be to focus on the primary functions as listed below:

6.	Continuously develop product ideas, manufacturing and supply alliances;

7.	Expand sales opportunities through diverse resources;

8.	Develop retail outlets;

9.	Evolve franchising opportunities using company retail outlets as a base;

10.	Create a continuous flow of ideas and inventions to develop patent and/or new product opportunity

Strategic Alliances

The Company’s business development efforts will seek to engage and secure strategic alliances with alternative energy related businesses and professional organizations in order to develop marketing programs that will expand market share for their products and develop brand recognition by entering into strategic alliances with companies that offer these products and/or services, the Company will accelerate their entry into various markets, while eliminating or reducing various training, learning curve, employee and overhead costs.

Sales and Marketing

Nominal sales were not realized until the third and fourth quarters of 2010, due to research and development, product selections, product testing and other launch preparation. Sales were primarily through the Company’s internet website, and additional sales opportunities are to be developed through third party retailers and internet sites and through third party distributors. In November 2011, the Company opened its first company-owned GreenSmart retail store and we expect to expand our store plans to include other Company owned stores.

Competition

The primary areas of business of the Company are research and development in technologies of interest- alternative energy systems, alternative energy products, green products and healthcare. There is significant competitive research in the alternative energy and healthcare sectors, and no one company can emerge to eliminate all competition.  This is due to the segmentation of these industries as well as the mere vastness of different opportunities.  With respect to the Company, they have developed niche areas where the Company seems to have an edge on the basis of issued patents versus our own filings.  There niches include solar alternatives to conventional photovoltaic systems, wind power and hybrid wind/solar systems. However, because research and development is typically a secretive process and it is embryonic product development, the effects of competitive efforts on the Company in the long run is indeterminate.

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

Intellectual Property Rights

The Company has acquired pending patent rights for the cancer treatment patent applications; two applications have a status of pending in the United States Patent and Trademark Office. No foreign counterparts have been filed at this time.

Also, the company now has numerous patent applications and some issued patents in the fields of microturbine, wind power generators, third generation solar power generators, solar desalination, solar-wind hybrid power generators, biodegradable bandages and other energy and healthcare related inventions.

Employees

Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the Board on June 16, 2009. On July 1, 2009, and subsequently renewed on July 1, 2010 and July 1, 2011, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and Chief Executive of the Company at an annual base salary of $96,000 for the first year. On July 1, 2012, the Company renewed Mr. Glynn’s employment agreement for an additional one (1) year at an annual base salary of $144,000 for the year.

At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred. It is the present intention of Mr. Glynn to defer salary payment for at least 6 months, and possibly until the end of 2013. All other participants in Company activities are through purchased support services and independent contractors.

F8

Properties

The Company does not own any real property. The Company rents space from GlynnTech, Inc. office space located at 6 Minneakoning Road, Flemington, New Jersey. Subsequent to the year ended December 31, 2012, the Company relocated to a new space with GlynnTech, Inc. and intends to rent such space and anticipate no further relocation of their offices in the foreseeable future. The Company is unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has relied on GlynnTech, Inc. for administrative, management, research and other services.

As of December 31, 2012, the Company had a negative cash flow from operating activities, negative working capital and limited availability to raise new capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared, without audit, in conformity with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission ("SEC").

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

c) Revenue Recognition

The Company currently derives its revenues from the sales of portable solar powered products, solar rechargeable lantern/flashlight devices, solar backpack rechargers and clothing made from recycled products. The Company’s products are sold directly to consumers through its own website or by direct sales. Payment is made for the products prior to delivery.

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

e) Research and development costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development cost charged to income was immaterial for both years ended December 31, 2012 and 2011.

F9

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2012 and 2011, advertising expense amounted to $2,110 and $1,927, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2012 and 2011.

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

In accordance with ASC 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

F10

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

l) Income (loss) per Share

ASC 260-10, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”). The Company’s basic income (loss) per common share is based on net income or loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is based on net income or loss, divided by the weighted average number of common shares outstanding during the year, including common share equivalents, such as outstanding stock options. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as these shares that would have an anti-dilutive effect.

The computation of income (loss) per share is as follows:

	December 31, 2012	December 31, 2011
Basic net (loss) per share computation:
Net (loss) attributable to common stockholders	$(9,953,841)	$(916,868)
Weighted-average common shares outstanding	252,712,042	12,407,311
Basic net (loss) per share attributable to common stockholders	$(0.04)	$(0.07)

Diluted net (loss) per share computation:
Net (loss) attributable to common stockholders	$(9,953,841)	$(916,868)
Weighted-average common shares outstanding	252,712,042	12,407,311
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	—	—
Weighted-average common shares outstanding	252,712,042	12,407,311
Diluted net (loss) per share attributable to common Stockholders	$(0.04)	$(0.07)

As of December 31, 2012, the Company had common stock equivalents of 8,713,369,040 due on undisputed amounts due on convertible debentures. As of December 31, 2011, the Company had common stock equivalents of 10,053,271 due on undisputed amounts due on convertible debentures. The Company has an additional undeterminable number of common stock equivalents due on convertible debt balances that have disputed calculated values between the parties.

m) Concentrations of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. For the years ended December 31, 2012 and 2011 no customer accounted for more than 10% of the revenues or accounts receivable balance. It is the Company policy to collect an advance from the customer prior to delivery of the product or service.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at December 31, 2012 and 2011.

The Company believes it has no significant risk related to its concentration within its cash or accounts receivable accounts.

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

F11

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2012 and 2011.

December 31, 2011

	Level I	Level II	Level III	Total
Convertible promissory notes	$ -	$ -	$1,269,018	$1,269,018
Total Liabilities	$ -	$ -	$1,269,018	$1,269,018

December 31, 2010

	Level I	Level II	Level III	Total
Convertible promissory notes	$ -	$ -	$1,269,018	$1,269,018
Total Liabilities	$ -	$ -	$1,269,018	$1,269,018

NOTE 6 - INTANGIBLE ASSETS

At December 31, 2012 and 2011, intangible assets consist of the following:

	2012	2011
Speech-enabled auto dialer	$17,025	$17,025
Cancer drug delivery system	182,600	182,600
“Green” trademark applications	2,045	2,045
Kenergy patent portfolio	54,870	52,500
Smart Bell	5,000	5,000
Less: accumulated amortization	(107,019)	(76,154)
Intangible assets, net	$154,621	$183,016

2012 2011

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

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Accounts payable	$389,761	$220,245
Accrued interest	455,191	385,588
Accrued liabilities	73,882	33,689
	$918,834	$639,522

NOTE 8 - RELATED PARTY TRANSACTIONS

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

On December 30, 2009, the Company completed the transfer of the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) one-year promissory notes for the aggregate amount of $125,000. The promissory notes are due on or before the 1st anniversary of the notes and are interest free.

On June 8, 2010 and June 22, 2010, the Company executed two wrap-around agreements, in an aggregate of $337,000, to assign amounts due under these one-year promissory notes to EPIC Worldwide, Inc. The Company was in default on the original notes and this allowed the Company to extend the payment terms for an additional year while the Company attained alternate financing.

On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged.

The aggregate value of the GlynnTech promissory notes are $75,000 at December 31, 2012. For the year ended December 31, 2012, the Company calculated $6,267 as a imputed interest at a rate of 6.25% which was charged to interest expenses and credited to Additional paid-in capital.

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

F11

The amount of deferred compensation, referred to above, was added to the outstanding promissory note for calculations of accrued interest and is payable in the form of cash, debt, or shares of our Class B Common Stock.

On May 27, 2010, the Company issued an aggregate of 7,057,333 (5,645,862,500 pre-reverse stock split) shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 (items #1 and #2 above) of promissory notes and accrued interest due to Mr. Glynn. These shares contain a restrictive legend which will limit Mr. Glynn from liquidating these into the open market.

During the year ended December 31, 2012, the Company issued an aggregate of 1,202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $120,823 of deferred compensation and accrued interest that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

On July 1, 2012, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $144,000. During 2012, Mr. Glynn drew only a portion of his annual salary and the balance is being deferred. As of December 31, 2012, the total amount due to Mr. Glynn for unpaid compensation is $171,677.

During the three years ended December 31, 2012, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of December 31, 2012, the aggregate amounts due for these payments is $28,797.

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

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND DERIVATIVE LIABILITY (RELATED PARTIES)

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

As of December 31, 2012, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $16,379.

F12

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. The fair value of the embedded conversion was estimated at the December 31, 2012 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 0.25 years; and volatility: 471.26%. For the year ended December 31, 2012, the Company recorded a Loss on Change in Valuation of Derivative Liability in the amount of $910,134. For the year ended December 31, 2011, the Company recorded a Gain on Change in Valuation of Derivative Liability in the amount of $265,822.

The Company recorded amortization of debt discount amounting to $16,022 and $15,978 for the years ended December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2010, the Company issued 85,000 (68,000,000 pre-reverse split) shares of Class A common stock to YA Global for repayment valued at $157,080. The difference in the market value and the reduction in debt of $34,000 was charged to non-cash interest in the amount of $123,080.

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

During the year ended December 31, 2011, the Company issued 577,597 (462,077,400 pre-reverse split) shares of Class A common stock to E-Lionheart for repayment valued at $143,244. The difference in the market value and the reduction in debt of $46,208 was charged to non-cash interest in the amount of $97,036.

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

F13

As of December 31, 2012, the outstanding balance on the YA Global Convertible Debenture was $0 and the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled. The Company expects a favorable outcome to this dispute.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. The fair value of the embedded conversion was estimated at the December 31, 2012 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 0.25 years; and volatility: 471.26%. For the year ended December 31, 2012, the Company recorded a Loss on Change in Valuation of Derivative Liability in the amount of $613,148. For the year ended December 31, 2011, the Company recorded a Gain on Change in Valuation of Derivative Liability in the amount of $51,693.

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

During the year ended December 31, 2010, the Company issued an aggregate of 696,035 (556,825,000 pre-reverse split) shares of Class A common stock for repayment valued at $752,226. The difference in the market value and the reduction in debt of $287,000 was charged to non-cash interest in the amount of $465,226.

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

As of December 31, 2012, the outstanding balance on the EPIC Convertible Notes were $0.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. The fair value of the embedded conversion was estimated at the December 31, 2012 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 0.25 years; and volatility: 471.26%. For the year ended December 31, 2012, the Company recorded a subsequent Loss on Change in Valuation of Derivative Liability in the amount of $450,598 on the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a subsequent Loss on Change in Valuation of Derivative Liability in the amount of $66,609 on the fluctuation in the current market prices.

The Company recorded amortization of debt discount amounting to $0 and $281,250 for the years ended December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2012 the Company issued an aggregate of 63,885,238 shares of Class A common stock to Asher for repayment of debt valued at $105,230. The difference in the market value and the reduction in debt of $25,600 was charged to beneficial interest in the amount of $79,630.

As of December 31, 2012 and 2011, the outstanding balance on these Convertible Promissory Notes was $39,400 and $65,000, respectively.

F14

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 - .71 years; and volatility: 212.29% - 237.08%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. The fair value of the embedded conversion was estimated at the December 31, 2012 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 0.25 years; and volatility: 471.26%. For the year ended December 31, 2012, the Company recorded a subsequent Gain on Change in Valuation of Derivative Liability in the amount of $83,610 on the fluctuation in the current market prices. For the year ended December 31, 2011, the Company recorded a subsequent Loss on Change in Valuation of Derivative Liability in the amount of $163,400 on the fluctuation in the current market prices.

The Company recorded amortization of debt discount amounting to $45,098 and $19,902 for the years ended December 31, 2012 and 2011, respectively.

On February 16, 2012, March 14, 2012 and November 27, 2012, the Company issued an additional three (3) convertible promissory notes, in an aggregate of $60,000, to Asher Enterprises, Inc. (“Asher”). Amounts due under these notes are due on or before November 21, 2012, December 19, 2012 and March 1, 2014, respectively, and pays interest at the rate of 8% per annum. Asher has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty five percent (55%) of the Average of the lowest two (2) Trading Prices of the Common Stock during the twenty (20) Trading Day period immediately preceding the Conversion Date. Asher may not convert the note into shares of Class A Common Stock if such conversion would result in Asher beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock.

As of December 31, 2012, the outstanding balance on these Convertible Promissory Notes were $60,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 and 1.19 years; and volatility: 278.05%, 301.94% and 473.96%, respectively. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $60,000, and charged Other Expense - Loss on Valuation of Derivative for $115,115. For the year ended September 30, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $214,003 on the fluctuation in the current market prices.

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

During the year ended December 31, 2012, the Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of $5,600 of convertible debenture in lieu of cash pursuant to the terms of the wrap around agreement.

As of December 31, 2012, the outstanding balance on these agreements were $70,450.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.00 years; and volatility: 295.14%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $76,050, and charged Other Expense - Loss on Valuation of Derivative for $2,925,649. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $2,954,881 on the fluctuation in the current market prices.

F15

In conjunction with the consent and assignment of $45,000 of the Basner note (see Note 11) to Southridge Partners II LP (“Southridge Allonges”), the Company consented to provide Southridge with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Southridge may not convert the note into shares of Class A Common Stock if such conversion would result in Southridge beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

During the year ended December 31, 2012, the Company issued an aggregate of 58,102,182 shares of Class A common stock for repayment of $45,000 of convertible debt to Southridge in lieu of cash pursuant to the terms of the Securities Transfer Agreement.

As of December 31, 2012, the outstanding balance on the Southridge Allonges was $0.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 368.97%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $42,589, recorded a debt discount of $35,000, and charged Other Expense - Loss on Valuation of Derivative for $7,589. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $42,589 on the fluctuation in the current market prices.

In conjunction with the consent and assignment of $31,600 of the Basner note (see Note 11) to Star City Capital, LLC (“Star City Allonges”), the Company consented to provide Star City with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Star City may not convert the note into shares of Class A Common Stock if such conversion would result in Star City beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

During the year ended December 31, 2012, the Company issued an aggregate of 132,365,250 shares of Class A common stock for repayment of $24,969 of convertible debt and interest to Star City in lieu of cash pursuant to the terms of the various Securities Transfer Agreements.

As of December 31, 2012, the outstanding balance on the Star City Allonges was $6,650.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 373.96%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $38,090, recorded a debt discount of $25,000, and charged Other Expense - Loss on Valuation of Derivative for $13,090. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $24,595 on the fluctuation in the current market prices.

NOTE 11 – PROMISSORY NOTES

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. On January 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 9% interest. As of December 31, 2012, the outstanding balance on the DeJonge note was $25,000 and accrued interest of $3,483.

On July12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. On March 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. As of December 31, 2012, the outstanding balance on the Opal Marketing Corp. note was $15,000 and accrued interest of $1,528.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. During the year ended December 31, 2012, the Company consented to the assignment an aggregate of $76,600 of the Basner note to Southridge Partners II LP and to Star City Capital, LLC. As of December 31, 2012, the remaining balance on this Basner note was $23,400 and accrued interest of $5,912.

F16

On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes (see Note 8) from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged. As of December 31, 2012, the outstanding balance on this Basner note was $50,000 and accrued interest of $1,755.

On July 22, 2012, the Company issued a promissory note, in an aggregate of $25,000, to Fred Erxleben. Amounts due under this note are due on or before January 25, 2013 and pays interest at the rate of 10% per annum. As of December 31, 2012, the outstanding balance on the Fred Erxleben note was $25,000 and accrued interest of $1,110.

From August 2, 2012 to December 4, 2012, the Company issued various promissory notes, in an aggregate of $76,600, to Charles M. Basner (“Basner”). Amounts due under these notes are due on or after February 2, 2013 and pays interest at the rate of 7% per annum. As of December 31, 2012, the outstanding balance on these Basner notes was $76,600 and accrued interest of $1,648.

NOTE 12 - CAPITAL STOCK

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, as of December 31, 2012, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 4,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2011. The intended effect of this amendment was: a) to reduce the authorized shares from 20,000,000,000 to 25,000,000; b) to reduce the outstanding shares from 9,924,630,443 to 12,405,789; and c) to reduce the unissued shares from 10,075,369,557 to 12,594,211. Provisions of this Amendment to the Certificate of Incorporation do not allow fractional shares and as such the Company had to issue an additional 12,591 shares to their investors.

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

a) Preferred Stock

As of December 31, 2012, Kenergy Scientific has issued 75,000 shares of Preferred Stock to Southridge Partners II LP (the “Investor”), pursuant to the terms of the Equity Purchase Agreement. These shares shall be convertible at the option of the Investor into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the average of the two (2) lowest Closing Prices for the five (5) trading days immediately preceding a conversion notice. The Preferred Stock shall have no registration rights.

For the year ended December 31, 2012, the Company had the following transactions in its Preferred stock:

•	The Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

b) Class A Common Stock

As of December 31, 2012 and 2011, there are 4,000,000,000 and 125,000,000 shares of Class A Common Stock authorized, respectively, no par value, and 1,480,028,558 and 12,418,388 shares were issued and outstanding, respectively.

F17

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

For the year ended December 31, 2012, the Company had the following transactions in its Class A common stock:

•	The Company issued an aggregate of 63,885,238 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $105,230. The difference in the market value and the reduction in debt of $25,600 was charged to beneficial interest in the amount of $79,630.
•	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.

•	The Company issued an aggregate of 1,202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $120,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

•	The Company issued an aggregate of 58,102,182 shares of Class A common stock for repayment of Southridge Allonges in lieu of cash, valued at $121,066. The difference in the market value and the reduction in debt of $45,000 was charged to beneficial interest in the amount of $76,066.

•	The Company issued an aggregate of 132,365,250 shares of Class A common stock for repayment of Star City Allonges in lieu of cash, valued at $254,464. The difference in the market value and the reduction in debt and interest of $24,969 was charged to beneficial interest in the amount of $229,495.

c) Class B Common Stock

As of December 31, 2012, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that the Company has ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of December 31, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of December 31, 2012 and 2011, no shares were issued or outstanding.

F18

NOTE 13 – ADDITIONAL PAID-IN CAPITAL

As of December 31, 2012, the Company has owed as much as $437,000 to a related party director of the Company. The loans are non-interest bearing, unsecured and were due at various times up to December 28, 2010 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $43,295 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

NOTE 14 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the years ended December 31, 2012 and 2011.

NOTE 15 - INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2012	2011
Federal income tax rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(4.1)%	(4.1)%
Effect of valuation allowance	38.1%	38.1%
Effect income tax rate	0.0%	0.0%

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

At December 31, 2012 and 2011 deferred tax assets consist of the following:

	2012	2011
Deferred tax assets	$986,000	$766,000
Less: valuation allowance	(986,000)	(766,000)
Net deferred tax asset	$0	$0

At December 31, 2012 and 2011, the Company had federal net operating loss carryforwards in the approximate amounts of $2,900,000 and $2,250,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Administrative Service contracts

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

Employment Agreements

On July 1, 2012, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $144,000 for the 1st year. At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is not aware of any such legal proceedings that the Company believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 17 - SUBSEQUENT EVENTS

During the first quarter of 2013, the Company has issued an aggregate of 705,14,081 shares of Class A common stock for repayment of $49,361 of convertible debt and interest due to Southridge Partners, Asher Enterprises and Star City pursuant to the various Securities Purchase Agreements.

During the first quarter of 2013, the Company has issued an aggregate of 43,142,857 shares of Class A common stock upon conversion of 6,040 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

F19

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

No.	Description
3.1	Amended and Restated Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)
3.2	By-laws of SpeechSwitch, Inc. (filed as Exhibit 3.2 to SpeechSwitch, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120507, filed on January 14, 2005, and incorporated herein by reference)
3.3	Amended to the Certificate of Incorporation of SpeechSwitch, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on February 3, 2011, File No. 333-120507, and incorporated herein by reference)
3.4	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc. (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 8-K, filed on May 5, 2011, File No. 333-120507, and incorporated herein by reference)
3.5	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated November 29, 2011 (filed as Exhibit 3.5 to Kenergy Scientific, Inc.'s form 10-K, for the period ended December 31, 2011, and incorporated herein by reference)
3.6	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated March 5, 2012 (filed as Exhibit 3.1 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference)
3.7	Amended to the Certificate of Incorporation of Kenergy Scientific, Inc., dated November 28, 2012 (to be filed as Exhibit 3.7 to Kenergy Scientific, Inc.'s form 10-K/A, in amendment 1, and incorporated herein by reference).
4.1	SpeechSwitch, Inc. 2005 Stock Incentive Plan (filed on Form S-8 as Exhibit 4.1 filed with the Commission on June 22, 2007 and incorporated herein by reference.)
4.2	SpeechSwitch, Inc. 2005 Directors' and Officers' Stock Incentive Plan, (filed on Form S-8 as Exhibit 4.2 filed with the Commission on June 22, 2007 and incorporated herein by reference.)
10.1	Promissory Note dated June 1, 2009 payable to GlynnTech, Inc. for the sum of $25,000 (filed as Exhibit 10.11 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.2	Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 1, 2009. (filed as Exhibit 10.12 to SpeechSwitch, Inc’s Form 10- for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.3	Promissory Note dated June 2, 2009 payable to GlynnTech, Inc. for the sum of $12,000. (filed as Exhibit 10.13 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.4	Assignment and Assumption Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 2, 2009. (filed as Exhibit 10.14 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.5	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.15 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.6	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.16 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.7	Promissory Note dated June 18, 2009 payable to GlynnTech, Inc. for the sum of $100,000. (filed as Exhibit 10.17 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.8	Intellectual Property Transfer Purchase Agreement by and between SpeechSwitch, Inc. and GlynnTech, Inc. dated June 18, 2009. (filed as Exhibit 10.18 to SpeechSwitch, Inc’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.)
10.9	Wrap-around Agreement, dated June 8, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)
10.10	Wrap-around Agreement, dated June 22, 2010, between SpeechSwitch, Inc., GlynnTech, Inc. and Epic Worldwide, Inc. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.)
10.11	Amended and Restated Secured Convertible Debenture (SSWC-2-1) between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.1 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.12	Security Agreement between SpeechSwitch, Inc and YA Global Investments, dated July 26, 2010. (filed as Exhibit 10.2 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.13	Intellectual Property Security Agreement between SpeechSwitch, Inc and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.3 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.14	Purchase Agreement between E-Lionheart Associates, LLC, YA Global Investments, LP, and SpeechSwitch, Inc dated July 26, 2010. (filed as Exhibit 10.4 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.15	Assumption and Assignment Agreement (SSWC-2-1) between E-Lionheart Associates, LLC and YA Global Investments, LP dated July 26, 2010. (filed as Exhibit 10.5 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.16	Securities Purchase Agreement between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated August 9, 2010. (filed as Exhibit 10.6 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.17	Convertible Debenture between E-Lionheart Associates, LLC and SpeechSwitch, Inc dated July 23, 2010. (filed as Exhibit 10.7 to SpeechSwitch, Inc’s Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.)
10.18	Administrative Services Agreement, dated July 1, 2011, between GlynnTech, Inc. and Kenergy Scientific, Inc. (filed as Exhibit 10.1 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.19	Promissory Note, dated June 15, 2011, between Stuart W. DeJonge and Kenergy Scientific, Inc. (filed as Exhibit 10.2 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.20	Promissory Note, dated July 12, 2011, between Opal Marketing Corp and Kenergy Scientific, Inc. (filed as Exhibit 10.3 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.21	Promissory Note, dated July 22, 2011, between Charles M. Basner and Kenergy Scientific, Inc. (filed as Exhibit 10.4 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.22	Convertible Promissory Note, dated August 26, 2011, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $37,500 (filed as Exhibit 10.5 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.23	Lease Agreement, dated January 15, 2011, between Flemington Mall, LLC and Kenergy Scientific, Inc. (filed as Exhibit 10.6 to Kenergy Scientific, Inc’s Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.)
10.24	Convertible Promissory Note, dated November 22, 2011, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $27,500 (filed as Exhibit 10.24 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.25	Employment Agreement, dated July 1, 2011, between Kenergy Scientific, Inc. and Kenneth P. Glynn(filed as Exhibit 10.25 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.26	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $50,000 (filed as Exhibit 10.26 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.27	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $50,000 (filed as Exhibit 10.27 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.28	Promissory Note dated December 29, 2009 payable to GlynnTech, Inc. for the sum of $25,000 (filed as Exhibit 10.28 to Kenergy Scientific, Inc’s Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.)
10.29	Convertible Promissory Note, dated February 16, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $22,500 (filed as Exhibit 10.1 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference)
10.30	Wrap-around Agreement, dated March 6, 2012, between Kenergy Scientific, Inc., GlynnTech, Inc. and ATG, Inc., (filed as Exhibit 10.2 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference)
10.31	Amendment No.1 to Convertible Promissory Note, dated March 13, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., (filed as Exhibit 10.3 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference).
10.32	Convertible Promissory Note, dated March 14, 2012, between Asher Enterprises, Inc. and Kenergy Scientific, Inc., for the sum of $15,000, (filed as Exhibit 10.4 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended March 31, 2012, and incorporated herein by reference).
10.33	Promissory Note, dated July 22, 2012, between Fred Erxleben and Kenergy Scientific, Inc., for the sum of $25,000, (filed as Exhibit 10.1 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.34	Allonge, dated August 1, 2012, between Charles Basner and Southridge Partners II LP, for the sum of $35,000, (filed as Exhibit 10.2 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.35	Securities Transfer Agreement, dated August 1, 2012, between Charles Basner, Southridge Partners II LP and Kenergy Scientific, Inc. for the sum of $35,000, (filed as Exhibit 10.3 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.36	Promissory Note, dated August 2, 2012, between Charles Basner and Kenergy Scientific, Inc., for the sum of $35,000, (filed as Exhibit 10.4 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.37	Allonge, dated September 28, 2012, between Charles Basner and Star City Capital, LLC, for the sum of $25,000, (filed as Exhibit 10.5 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
10.38	Securities Transfer Agreement, dated August 1, 2012, between Charles Basner, Star City Capital, LLC and Kenergy Scientific, Inc. for the sum of $25,000, (filed as Exhibit 10.6 to Kenergy Scientific, Inc.'s form 10-Q, for the period ended September 30, 2012, and incorporated herein by reference).
14	Code of Ethics (filed as Exhibit 14 to Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.)
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.