Form 10-Q
period 2013-03-31
Kenergy Scientific, Inc.
filed 2013-05-17
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 þ    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

o     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

KENERGY SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

_________________

New Jersey	333-120507	20-1862816
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

56 Junction Road, Fleminton, New Jersey 08822
(Address of Principal Executive Offices) (Zip Code)

(908)788-0077
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  þ     No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    o     No þ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company þ

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    o     No þ

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 62,270 shares outstanding of Preferred Stock, par value $1.00 per share; 3,017,475,719 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of May 14, 2013.

KENERGY SCIENTIFIC, INC.

TABLE OF CONTENTS

	Part I – Financial Information	Page

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets – March 31, 2013 and December 31, 2012	1
	Condensed Statements of Operations – Three months Ended march 31, 2013 and 2012	2
	Condensed Statements of Operations – Three months Ended March 31, 2013 and 2012	3-4
	Notes to Condensed Financial Statements	5-24
Item 2.	Management’s Discussion and Analysis of Financial Position And Results of Operations	25
Item 4.	Controls and Procedures	27
	Part II – Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29

 EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and do not contain financial statements audited or reviewed by an independent registered public accounting firm for the three months ended March 31, 2013 and 2012 or the year ended December 31, 2012.

1

Part 1. Financial Statements

Item 1 - Financial Statements

KENERGY SCIENTIFIC, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2013	2012
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$ 22	$ 829
Accounts receivable, net of allowance for doubtful accounts of $3,479	-	185
Inventory	-	82,845
Prepaid and other current assets	10,513	12,293
Total current assets	10,535	96,152
Property and equipment, net	8,399	9,042
Intangible assets, net and security deposits	167,672	175,996

Total assets	$ 186,606	$ 281,190

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 919,284	$ 918,834
Due to related parties	234,335	200,474
Promissory note due to related parties	75,000	75,000
Promissory note due	186,600	215,000
Convertible promissory note, net of unamortized debt discount of $0 and $2,802, respectively	79,936	77,134
Convertible debentures, net of unamortized debt discount of $28,165 and $33,605, respectively	1,290,278	1,269,018
Derivative liabilities	3,117,720	4,390,433
Total current liabilities	5,903,153	7,145,893

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 68,960 and 75,000 issued and outstanding, respectively	68,960	75,000
Common stock:
Class A – no par value; authorized 4,000,000,000 shares; 2,491,709,429 and 1,480,028,558 shares issued and outstanding, respectively (see note 11)	12,196,424	11,925,625
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	1,921,036	1,919,880
Accumulated deficit	(19,903,067)	(20,785,308)
Total stockholders' deficit	(5,716,547)	(6,864,703)

Total liabilities and stockholders' deficit	$186,606	$281,190

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31, 2013	March 31, 2012

Net sales	$5,145	$16,522
Cost of sales	4,966	8,548

Gross margin (loss)	179	7,794

Operating expenses:
General and administrative expenses	142,746	156,523
Depreciation and amortization	8,967	7,666

Total operating expenses	151,713	164,189

Loss from operations	(151,534)	(156,215)

Other income (expense):
Interest expense	(230,696)	(31,380)
Amortization of debt discount	(52,762)	(36,694)
Gain (loss) on valuation of derivative	1,317,233	(1,611,049)

Total other income (expense)	1,033,775	(1,679,123)

Income (loss) from operations before Income taxes	882,241	(1,835,338)

Provision for income taxes	—	—

Net income (loss) attributable to common Shares	$882,241	$(1,835,338)

Basic income (loss) per common share	$0.00	$(0.15)
Diluted income (loss) per common share	$0.00	$(0.15)

Weighted average shares outstanding -
Basic (see note 5)	1,949,070,779	12,583,885
Diluted (see note 5)	4,000,000,000	12,583,885

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$ 882,241	$ (1,835,338)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	8,967	7,666
(Gain) loss on valuation of derivative	(1,317,233)	1,611,049
Amortization of debt discount	52,762	36,694
Beneficial interest on conversion of debt	201,677	7,048
Imputed interest on related party debt	1,156	1,948
Changes in assets and liabilities:
Decrease in accounts receivable	185	391
Decrease (increase) in inventories	82,845	(249)
Decrease (increase) in prepaid expenses	1,780	44
Increase in accounts payable and accrued Liabilities	5,952	100,943
Increase in amounts due to related parties	33,861	32,500
Net cash (used in) operating activities	(45,807)	(37,304)

Cash flows from investing activities:
Purchase of intangible assets	-	2,470)
Net cash (used in) investing activities	-	(2,470)

Cash flows from financing activities:
Issuance of promissory notes	45,000	37,500
Net cash provided by financing activities	45,000	37,500

Net (decrease) in cash and cash equivalents	(807)	(2,274)

Cash and cash equivalents at beginning of period	829	6,960

Cash and cash equivalents at end of period	$ 22	$ 4,686

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$ -	$ -
Interest paid	$ -	$ -

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the three months ended March 31, 2013:
a)	The Company issued an aggregate of 383,852,814 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $113,498. The difference in the market value and the reduction in debt of $30,200 was charged to beneficial interest in the amount of $83,298.
b)	The Company issued an aggregate of 536,528,400 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $135,041. The difference in the market value and the reduction in debt of $29,474 was charged to beneficial interest in the amount of $105,567.
c)	The Company issued an aggregate of 68,156,800 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $13,631. The difference in the market value and the reduction in debt of $3,408 was charged to beneficial interest in the amount of $10,223.
d)	The Company has issued an aggregate of 43,142,857 shares of Class A common stock upon conversion of 6,040 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.
e)	The Company consented to the assignment of $23,400 due to Charles Basner to Star City Capital, LLC and their affiliates. Some of the amounts paid to Charles Basner for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
f)	The Company consented to the assignment of $25,000 due to Stuart W. DeJonge to Star City Capital, LLC and their affiliates. Some of the amounts paid to Stuart W. DeJonge for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
g)	The Company consented to the assignment of $25,000 due to Opal Marketing Corp. to Star City Capital, LLC and their affiliates.

For the three months ended March 31, 2012:
a)	The Company issued 602,410 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $12,048. The difference in the market value and the reduction in debt of $5,000 was charged to beneficial interest in the amount of $7,048.
b)	Concurrent with the issuance of the wrap around agreement to ATG, Inc. and the cancelation of the wrap around agreement with EPIC Worldwide, Inc., the Company reclassified $26,050 of accrued interest into convertible debt.

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

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

On February 3, 2011, the Company changed its name to Kenergy Scientific, Inc.

In November 2011, the Company opened its first company-owned GreenSmart Store at the Flemington Marketplace in Flemington, NJ.

On February 4, 2013, the Company announced that they would be closing their GreenSmart store and “would seek a new business entity acquisition to change its direction and its financial status”. On March 1, 2013, the Company announced that they had closed the GreenSmart store and the goods and contents were sold out at a 60% discount to loyal customers and debtors for a reduction of some debts.

Note 2 Business Operations

In June 2009, we entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare. We may seek to expand our operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of our operations. We may not be able to identify, successfully integrate or profitably manage any such business or operations. Currently, we have no plans, proposal or arrangements, either orally or in writing, regarding any proposed acquisitions.

Products and Services

The following description of our business is intended to provide an understanding of our product and the direction of our initial marketing strategy. As the new product development is in its early development stages, any focus described in the following pages may change and different initiatives may be pursued, at the discretion of Management. Our areas of development and recent activities include:

(a)	On June 18, 2009, the Company acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents. The sale was “at cost” of GlynnTech, Inc. in the amount of $182,600.00. The Agreement called for the aggregate purchase price to be in various denominations of one-year notes. The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to Kenergy Scientific, Inc. Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level of interest in potential purchase of this technology following FDA approval of this product.
(b)	In solar power energy production systems, the Company is reviewing numerous models of solar photovoltaic panels and converters, as well as unique aftermarket opportunities. The Company intends to partner with installers and market home, office and commercial solar panels through various media.
(c)	In the wind power energy production systems, third party companies will review various microturbine products to license and sell.

Product Development

We currently have significant long term plans to engage in future research and development, to create valuable intellectual property rights and/or to launch new products. The Company will acquire third party patent rights, develop its own patent rights and evolve both new product and intellectual property transfer (sale or license) opportunities.

Business Development

Business development objectives at the Company will be to focus on the primary functions as listed below:

1.	Continuously develop product ideas, manufacturing and supply alliances;
2.	Expand sales opportunities through diverse resources;
3.	Create a continuous flow of ideas and inventions to develop patent and/or new product opportunity;

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

Sales and Marketing

In November 2011, the Company opened its first company-owned GreenSmart retail store. On March 1, 2013, the Company announced that they had closed the GreenSmart store and the goods and contents were sold out at a 60% discount to loyal customers and debtors for a reduction of some debts. There are currently no plans to develop new retail stores in the future.

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

Employees

Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the Board on June 16, 2009. On July 1, 2009 and subsequently renewed on July 1, 2010 and 2011, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and Chief Executive of the Company at an annual base salary of $96,000 for the first year. On July 1, 2012 the Company renewed Mr. Glynn’s employment agreement for an additional one (1) year at an annual base salary of $144,000 for the year. It is the present intention of Mr. Glynn to defer a portion of his salary payment for at least the next 6 months.

As of March 31, 2013, we had one employee, Kenneth P. Glynn. All other participants in Company activities are through purchased support services and independent contractors.

Properties

We do not own any real property. We rent office space from GlynnTech, Inc. located at 56 Junction Road, Flemington, New Jersey. We also rented 2,375 square feet of retail sales space from Flemington Mall, LLC for our GreenSmart retail store, which was vacated on March 1, 2013. We intend to continue renting such spaces and anticipate no relocation of our offices. We are unaware of any environmental problems in connection with these locations, and, because of the nature of our activities, do not anticipate such problems.

Kenergy Scientific’s Management

Kenneth P. Glynn was elected to the positions of President, Secretary and Chairman of the board on June 16, 2009.

Note	3 Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

For the three months ended March 31, 2013, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

a) Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2012 unaudited financial statements and the accompanying notes thereto. The financial statements that were reported in the Company’s Form 10-K for the fiscal year ended December 31, 2012 do not contain audited financial statements audited by an independent registered public accounting firm. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2013 and December 31, 2012.

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

k) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of March 31, 2013 and December 31, 2012, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at March 31, 2013 and December 31, 2012.

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

The computation of income (loss) per share is as follows:

	Three months Ended	Three months Ended
	March 31, 2013	March 31, 2012
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$882,241	$(1,835,338)
Weighted-average common shares outstanding (see below)	1,949,070,779	12,583,885
Basic net income (loss) per share attributable to common stockholders (see below)	$0.00	$(0.15)

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$882,241	$(1,835,338)
Weighted-average common shares outstanding (see below)	1,949,070,779	12,583,885
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	2,050,929,221	--
Total adjusted weighted-average shares	4,000,000,000	12,583,885
Diluted net income (loss) per share attributable to common stockholders (see below)	$0.00	$(0.15)

At March 31, 2013, the Company had common stock equivalents of 32,749,559,972, but when added to the common stock outstanding, they are in excess of the authorized capital, so the maximum authorized shares of 4,000,000,000 are shown for diluted earnings per common share calculations. At March 31, 2012 the Company had common stock equivalents of 241,540,640.

Note	6 Intangible Assets

At March 31, 2013 and December 31, 2012, intangible assets consist of the following:

	2013	2012
Speech-enabled auto dialer	$17,025	$17,025
Cancer drug delivery system	182,600	182,600
“Green” trademark applications	2,145	2,145
Kenergy patent portfolio	54,870	54,870
Smart Bell	5,000	5,000
Less: accumulated amortization	(115,343)	(107,019)
Intangible assets, net	$146,297	$154,621

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

At March 31, 2013 and December 31, 2012 deferred tax assets consist of the following:

	2013	2012
Deferred tax assets	$1,035,000	$986,000
Less: valuation allowance	(1,035,000)	(986,000)
Net deferred tax asset	$0	$0

At March 31, 2013 and December 31, 2012, the Company had federal net operating loss carry forwards in the approximate amounts of $3,050,000 and $2,900,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

The aggregate value of the GlynnTech promissory notes are $75,000 at March 31, 2013 and December 31, 2012. For the three months ended March 31, 2013, the Company calculated $1,156 as imputed interest at a rate of 6.25% which was charged to interest expenses and credited to Additional paid-in capital.

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

On July 1, 2012, the Company extended the employment agreement with Mr. Glynn for an additional one (1) year period for Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $144,000. During 2012 and the three month ended March 31, 2013, Mr. Glynn drew only a portion of his annual salary and the balance is being deferred. As of March 31, 2013, the total amount due to Mr. Glynn for unpaid compensation is $207,677.

During the three years ended December 31, 2012, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of March 31, 2013, the aggregate amounts due for these payments is $26,658.

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

As of March 31, 2013, the outstanding balance on the Convertible Promissory Note was $79,936 plus accrued interest of $17,217.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Promissory Note met the criteria of an embedded derivative, and therefore the conversion feature of this Promissory Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 263.04%. The accounting guidance instructs that the conversion options are a derivative liability. As such, at March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $67,530, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $360,141. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $910,314.

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

As of March 31, 2013, the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $385,942. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $613,148.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the three months ended March 31, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $273,277 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $450,598 on the fluctuation in the current market prices.

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

During the year ended December 31, 2012 the Company issued an aggregate of 63,885,238 shares of Class A common stock to Asher for repayment of debt valued at $105,230. The difference in the market value and the reduction in debt of $25,600 was charged to beneficial interest in the amount of $79,630. During the three months ended March 31, 2013 the Company issued an additional 363,852,814 shares of Class A common stock to Asher for repayment of debt valued at $113,498. The difference in the market value and the reduction in debt and accrued interest of $30,200 was charged to beneficial interest in the amount of $83,298.

As of March 31, 2013 and December 31, 2011, the outstanding balance on these Convertible Promissory Notes was $10,700 and $39,400, respectively.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. For the three months ended March 31, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $110,602 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $83,610 on the fluctuation in the current market prices.

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

As of March 31, 2013, the outstanding balance on these Convertible Promissory Notes were $60,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 and 1.19 years; and volatility: 278.05%, 301.94% and 473.96%, respectively. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $60,000, and charged Other Expense - Loss on Valuation of Derivative for $115,115. For the three months ended March 31, 2013, the Company recorded a Loss on Valuation of Derivative in the amount of $2,909 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $214,003 on the fluctuation in the current market prices.

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

As of March 31, 2013, the outstanding balance on these agreements were $70,450.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.00 years; and volatility: 295.14. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $76,050, and charged Other Expense - Loss on Valuation of Derivative for $2,925,649. For the three months ended March 31, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $33,430 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $2,954,881 on the fluctuation in the current market prices.

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

On January 30, 3013 and March 11, 2013, the Company issued two convertible promissory notes, in an aggregate of $10,000, to Southridge Partners II LP (“Southridge Debt”). Amounts due under these notes are due on or before January 31, 2014 and March 31, 2014, respectively. Southridge has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to the lesser of (a) $0.01 or (b) fifty percent (50%) of the lowest closing bid price during the twenty (20) trading days immediately preceding the Conversion Date.

During the year ended December 31, 2012, the Company issued an aggregate of 58,102,182 shares of Class A common stock for repayment of $45,000 of convertible debt to Southridge in lieu of cash pursuant to the terms of the Securities Transfer Agreement.

As of March 31, 2013, the outstanding balance on the Southridge Debt was $10,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 368.97%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability in the aggregate of $75,519, recorded a debt discount in the aggregate of $45,000, and charged Other Expense - Loss on Valuation of Derivative in the aggregate for $30,519. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $42,589 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $42,589 on the fluctuation in the current market prices.

In conjunction with the consent and assignment of $93,700 of the Basner notes, DeJonge notes and Opal notes (see Note 11) to Star City Capital, LLC (“Star City Allonges”), the Company consented to provide Star City with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Star City may not convert the note into shares of Class A Common Stock if such conversion would result in Star City beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

During the year ended December 31, 2012, the Company issued an aggregate of 132,365,250 shares of Class A common stock for repayment of $24,969 of convertible debt and interest to Star City in lieu of cash pursuant to the terms of the various Securities Transfer Agreements.

During the three months ended March 31, 2013, the Company issued an aggregate of 536,528,400 shares of Class A common stock for repayment of $29,474 of convertible debt and interest to Star City in lieu of cash pursuant to the terms of the various Securities Transfer Agreements.

As of December 31, 2012, the outstanding balance on the Star City Allonges was $36,170.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 373.96%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $103,496, recorded a debt discount of $54,520, and charged Other Expense - Loss on Valuation of Derivative for $48,976. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $24,595 on the fluctuation in the current market prices.

Note 11 Promissory Notes

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. On January 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 9% interest. In February 2013, the Company consented to the assignment an aggregate of $28,770 of the DeJonge note and accrued interest to affiliates of Star City Capital, LLC. On February 27, 2013, the Company issued replacement promissory notes, in the aggregate of $20,000. As of March 31, 2013, the outstanding balance on the new DeJonge notes was $20,000 and accrued interest of $159.

On July 12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. (“Opal”). Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. On March 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. On February 19, 2013, the Company consented to the assignment of $15,000 of the Opal note to affiliates of Star City Capital, LLC. As of March 31, 2013, the outstanding balance on the Opal Marketing Corp. note was $0 and accrued interest of $1,671.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. During the year ended December 31, 2012 and the three months ended March 31, 2013, the Company consented to the assignment an aggregate of $100,000 of the Basner note to Southridge Partners II LP and to Star City Capital, LLC. During the year ended December 31, 2012 and the three months ended March 31, 2013, the Company issued replacement promissory notes, in the aggregate of $91,600. On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged. As of March 31, 2013, the aggregate balances balance on the Basner notes was $141,600 and accrued interest of $11,788.

On July 22, 2012, the Company issued a promissory note, in an aggregate of $25,000, to Fred Erxleben. Amounts due under this note are due on or before January 25, 2013 and pays interest at the rate of 10% per annum. On January 25, 2013, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 10% interest. As of March 31, 2013, the outstanding balance on the Fred Erxleben note was $25,000 and accrued interest of $1,726.

Note 12 Capital Stock

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, as of March 31, 2013, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 4,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

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

a) Preferred Stock

As of March 31, 2013, Kenergy Scientific has issued 75,000 shares of Preferred Stock to Southridge Partners II LP (the “Investor”), pursuant to the terms of the Equity Purchase Agreement. These shares shall be convertible at the option of the Investor into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the average of the two (2) lowest Closing Prices for the five (5) trading days immediately preceding a conversion notice. The Preferred Stock shall have no registration rights.

For the year ended December 31, 2012, the Company had the following transactions in its Preferred stock:

i)	The Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012

For the three months ended March 31, 2013, the Company had the following transactions in its Preferred stock:

i)	The Company issued 43,142,857 shares of Class A common stock in exchange for 6,040 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012

b) Class A Common Stock

As of March 31, 2013 and December 31, 2012, there are 4,000,000,000 shares of Class A Common Stock authorized, no par value, and 2,491,709,429 and 1,480,028,558 shares were issued and outstanding, respectively.

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

For the three months ended March 31, 2013, the Company had the following transactions in its Class A common stock:

(a)	The Company issued an aggregate of 383,852,814 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $113,498. The difference in the market value and the reduction in debt of $30,200 was charged to beneficial interest in the amount of $83,298.
(b)	The Company issued an aggregate of 536,528,400 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $135,041. The difference in the market value and the reduction in debt of $29,474 was charged to beneficial interest in the amount of $105,567.
(c)	The Company issued an aggregate of 68,156,800 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $13,631. The difference in the market value and the reduction in debt of $3,408 was charged to beneficial interest in the amount of $10,223.
(d)	The Company has issued an aggregate of 43,142,857 shares of Class A common stock upon conversion of 6,040 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

c) Class B Common Stock

As of March 31, 2013, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of March 31, 2013, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of March 31, 2013, no shares were issued or outstanding.

Note 13 Additional paid-in capital

As of March 31, 2013, the Company has owed as much as $437,000 to a related party director of the Company. The loans are non-interest bearing, unsecured and due at various times up to December 28, 2010 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $44,451 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

Note 14 Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plans, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of March 31, 2013.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of March 31, 2013 and December 31, 2012.

March 31, 2013

	Level I	Level II	Level III	Total
Convertible promissory notes	$—	$—	$1,290,278	$1,290,278
Total Liabilities	$—	$—	$1,290,278	$1,290,278

December 31, 2012

	Level I	Level II	Level III	Total
Convertible promissory notes	$—	$—	$1,269,018	$1,269,018
Total Liabilities	$—	$—	$1,269,018	$1,269,018

Note 19 Subsequent Events

During the second quarter of 2013, the Company has issued an aggregate of 482,605,000 shares of Class A common stock for repayment of $24,130 of convertible debt and interest due to Star City Capital and Affilitates pursuant to the various Securities Purchase Agreements.

During the second quarter of 2013, the Company has issued 43,161,290 shares of Class A common stock upon conversion of 6,690 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2012 entitled “Risk Factors”.

Overview and Plan of Operation

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare. On February 4, 2013, the Company announced that they would be closing their GreenSmart store and “would seek a new business entity acquisition to change its direction and its financial status”. Kenergy Scientific may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of Kenergy Scientific. Kenergy Scientific may not be able to identify, successfully integrate or profitably manage any such business or operations.

Results of Operations

During the three months ended March 31, 2013, the Company sold $5,145 of solar powered products and products made from recycled materials as compared to $16,522 for the three months ended March 31, 2012. This decrease is primarily due to the decline in interest in Green products at the company-owned retail GreenSmart store which opened in the 4th quarter of 2011.

Gross margin for the three months ended March 31, 2013 of $179 represents a Gross margin % to sales of 3.5%. For the three months ended March 31, 2012, Gross margin % to sales of 48.3%. These decrease in margin % is the result of giving heavy discounts to loyal customers as the Company moved to close the company-owned retail GreenSmart store.

Total operating expenses decreased $12,476 (7.6%) to $151,713 for the three months March 31, 2013, as compared to the same period in the prior year. The decrease was primarily the result of lower professional fees offset by increases in general operating expenses and higher deferred salaries.

Total other income (expense) for the three months ended March 31, 2013 was total income of $1,033,775 as compared to total expense of $1,679,123 for the three months ended March 31, 2012, for a favorable change of $2,712,898. This change was primarily attributed to the change from a loss to a gain on revaluation of derivatives of $2,928,282 offset by a higher beneficial interest expense of $194,628 and an increase in amortization of debt discount of $16,068 when compared to the prior year.

Net income for the three months ended March 31, 2013 was $882,241 as compared to a net loss of $253,484 for the three months ended March 30, 2012. The favorable changes for the three months ending March 31, 2013 were primarily from the favorable changes in revaluation of derivatives and lower operating expense offset by the and lower gross margin and increased interest expense and amortization of debt discount.

Liquidity and Capital Resources

To date, Kenergy Scientific has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

During the three months ended March 31, 2013, the Company was able to raise an additional $45,000 of additional short term trade debt from unrelated investors.

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

For the three months ended months March 31, 2013, the Company had a net decrease in cash of $807. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $45,807 in cash for operating activities for the three months ended March 31, 2013 and used $37,304 in cash for operating activities for the three months ended March 31, 2012. The current cash operating losses of $170,430 are being partially funded by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $2,470 in cash for investing activities for the three months ended March 31, 2012. These amounts were for the prosecution and filings related to the Company’s patent portfolio.

Cash provided by financing activities. For the three months ended March 31, 2013, the Company provided $45,000 in financing activities by the issuance of promissory notes to unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2013.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	The Company issued an aggregate of 383,852,814 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $113,498.
(b)	The Company issued an aggregate of 536,528,400 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $135,041.
(c)	The Company issued an aggregate of 68,156,800 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $13,631.
(d)	The Company has issued an aggregate of 43,142,857 shares of Class A common stock upon conversion of 6,040 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

Item 3. Defaults Upon Senior Securities.

On January 25, 2013, the Company defaulted on the Fred Erxleben note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 10% interest.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2013	Kenergy Scientific, Inc.
By: /s/ Kenneth P. Glynn
Kenneth P. Glynn President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2013	Kenergy Scientific, Inc.
By: /s/ Kenneth P. Glynn
Kenneth P. Glynn President, Chief Executive Officer, and Chief Financial Officer

Date: May 17, 2013	Kenergy Scientific, Inc.
By: /s/ Kenneth W. Moser
Kenneth W. Moser Director

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.