Form 10-Q/A
period 2013-03-31
Kenergy Scientific, Inc.
filed 2013-07-29
CIK 1307989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QA
(Amendment No. 1)

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

 EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Kenergy Scientific, Inc. for the quarter ended March 31, 2013 filed on May 17, 2013, to correct formatting errors that were present in the original filing. No other changes have been made to the filing.

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