Form 10-Q
period 2013-06-30
Kenergy Scientific, Inc.
filed 2013-09-17
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

KENERGY SCIENTIFIC, INC.

(Exact name of the Registrant)

New Jersey	20-1862816
(State of Incorporation)	(I.R.S. Employer ID Number)

30 Eglinton Ave W, Suite 808, Mississauga, Ontario, Canada,	M5H 2W9
(Address of Principal Executive Offices)	(Zip Code)

866-520-2370

(Registrant’s Telephone No. including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).   Yes  ☐  No ☒

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

62,270 shares outstanding of Preferred Stock, par value $1.00 per share; 5,217,475,719 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of September 1, 2013.

KENERGY SCIENTIFIC, INC.

TABLE OF CONTENTS

	Part I – Financial Information	Page

Item 1.	Condensed Financial Statements	4

	Condensed Balance Sheets – June 30, 2013 and December 31, 2012	4

	Condensed Statements of Operations – Six months and three months Ended June 30, 2013 and 2012	5

	Condensed Statements of Operations – Six months Ended June 30, 2013 and 2012	6-7

	Notes to Condensed Financial Statements	8-28

Item 2.	Management’s Discussion and Analysis of Financial Position And Results of Operations	29-31

Item 4.	Controls and Procedures	32

	Part II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 6.	Exhibits	33

2

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the three months ended June 30, 2013 do not contain financial statements audited or reviewed by an independent registered public accounting firm for the six months ended June 30, 2013 and 2012, three months ended June 30, 2013 and 2012 or the year ended December 31, 2012.

Part 1. Financial Statements

Item 1 - Financial Statements

KENERGY SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22	$829
Accounts receivable, net of allowance for doubtful accounts of $3,479	–	185
Inventory	124	82,845
Prepaid and other current assets	7,622	12,293
Total current assets	7,768	96,152
Property and equipment, net	7,757	9,042
Intangible assets, net and security deposits	131,355	175,996

Total assets	$146,880	$281,190

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$908,838	$918,834
Due to related parties	107,731	200,474
Promissory note due to related parties	75,000	75,000
Promissory note due	186,600	215,000
Convertible promissory note, net of unamortized debt discount of $0 and $2,802, respectively	180,000	77,134
Convertible debentures, net of unamortized debt discount of $19,845 and $33,605, respectively	1,279,598	1,269,018
Derivative liabilities	1,136,519	4,390,433
Total current liabilities	3,874,286	7,145,893

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 62,270 and 75,000 issued and outstanding, respectively	62,270	75,000
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 5,217,475,719 and 1,480,028,558 shares issued and outstanding, respectively (see note 11)	12,469,000	11,925,625
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	–	–
Additional paid-in capital	1,922,205	1,919,880
Accumulated deficit	(18,180,981)	(20,785,308)
Total stockholders' deficit	(3,727,406)	(6,864,703)

Total liabilities and stockholders' deficit	$146,880	$281,190

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended		Three months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales	$8,052	$24,191	$2,363	$7,669
Cost of sales	7,582	12,538	2,127	3,990

Gross margin (loss)	470	11,653	236	3,679

Operating expenses:
General and administrative expenses	217,433	277,079	74,687	120,556
Depreciation and amortization	18,026	15,570	9,059	7,904

Total operating expenses	235,459	292,649	83,746	128,460

Loss from operations	(234,989)	(280,996)	(83,510)	(124,781)

Other income (expense):
Interest expense	(415,126)	(6,279,115)	(184,430)	(6,247,735)
Other income	17,090	3,620	17,090	3,620
Amortization of debt discount	(61,082)	(90,229)	(8,320)	(53,535)
Gain (loss) on valuation of derivative	3,298,434	(3,210,142)	1,981,201	(1,599,093)

Total other income (expense)	2,839,316	(9,575,866)	1,805,541	(7,896,743)

Income (loss) from operations before Income taxes	2,604,327	(9,856,862)	1,722,031	(8,021,524)

Provision for income taxes	–	–	–	–

Net income (loss) attributable to common Shares	$2,604,327	$(9,856,862)	$1,722,031	$(8,021,524)

Basic income (loss) per common share	$0.00	$(0.10)	$0.00	$(0.04)
Diluted income (loss) per common share	$0.00	$(0.10)	$0.00	$(0.04)

Weighted average shares outstanding -
Basic (see note 5)	2,613,517,549	98,847,699	3,270,662,706	185,111,512
Diluted (see note 5)	10,000,000,000	98,847,699	10,000,000,000	185,111,512

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$2,604,327	$(9,856,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	18,026	15,570
(Gain) loss on valuation of derivative	(3,298,434)	3,210,142
Amortization of debt discount	61,082	90,229
Beneficial interest on conversion of debt	355,433	6,230,350
Imputed interest on related party debt	2,325	3,896
(Gain) on disposal of intangible assets	(17,090)	–
Changes in assets and liabilities:
Decrease in accounts receivable	61	379
Decrease in inventories	82,845	3,312
Decrease in prepaid expenses	4,671	1,663
Increase in accounts payable and accrued Liabilities	64,782	205,770
Increase in amounts due to related parties	71,165	54,594
Net cash (used in) operating activities	(50,807)	(40,957)

Cash flows from investing activities:
Purchase of intangible assets	–	(2,470)
Net cash (used in) investing activities	–	(2,470)

Cash flows from financing activities:
Issuance of promissory notes	50,000	37,500
Net cash provided by financing activities	50,000	37,500

Net (decrease) in cash and cash equivalents	(807)	(5,927)

Cash and cash equivalents at beginning of period	829	6,960

Cash and cash equivalents at end of period	$22	$1,033

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$–	$–
Interest paid	$–	$–

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Financing Activities:

For the six months ended June 30, 2013:
a)	The Company issued an aggregate of 363,852,814 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $113,498. The difference in the market value and the reduction in debt of $30,200 was charged to beneficial interest in the amount of $83,298.
b)	The Company issued an aggregate of 918,100,200 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $173,198. The difference in the market value and the reduction in debt of $48,553 was charged to beneficial interest in the amount of $124,645.
c)	The Company issued an aggregate of 169,190,000 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $23,735. The difference in the market value and the reduction in debt of $8,460 was charged to beneficial interest in the amount of $15,275.
d)	The Company has issued an aggregate of 86,304,147 shares of Class A common stock upon conversion of 12,730 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.
e)	The Company consented to the assignment of $23,400 due to Charles Basner to Star City Capital, LLC and their affiliates. Some of the amounts paid to Charles Basner for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
f)	The Company consented to the assignment of $25,000 due to Stuart W. DeJonge to Star City Capital, LLC and their affiliates. Some of the amounts paid to Stuart W. DeJonge for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
g)	The Company consented to the assignment of $25,000 due to Opal Marketing Corp. to Star City Capital, LLC and their affiliates.
h)	The Company issued 2,200,000,000 shares of Class A common stock to Mr. Glynn as repayment of $88,000 of deferred compensation and accrued interest that Mr. Glynn earned in 2009, 2010 and 2011. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

For the six months ended June 30, 2012:
a)	The Company issued 602,410 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $12,048. The difference in the market value and the reduction in debt of $5,000 was charged to beneficial interest in the amount of $7,048.
b)	Concurrent with the issuance of the wrap around agreement to ATG, Inc. and the cancelation of the wrap around agreement with EPIC Worldwide, Inc., the Company reclassified $26,050 of accrued interest into convertible debt.
c)	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.
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

JUNE 30, 2013 and 2012

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

On June 26, 2013, Kenneth Glynn executed a non-binding Letter of Intent with Mira Mar Group Inc (“MMG”) that sets forth the general terms and conditions of an agreement for MMG to purchase shares of stock in Kenergy Scientific, Inc. to acquire control of KNSC for the purpose of operating two separate subsidiaries. One subsidiary is an EU and (Seychelles in transition) based financial services type organization Pan Tuffa Holdings which operates and maintains a substantial size of operation of Internet based properties such as (SPOTFX) www.spotfx.com (OPTIONS) www.optionese.com and (PRECIOUS METALS DEALER) www.trustvault.com. The second subsidiary will be a Canadian based advertising media company, currently named Sparx Business Media. The media company represents or acts as a sales agent with other advertising aggregators for approximately 140 Nationwide radio stations in Canada and markets such as Toronto Ottawa and Vancouver. The company manages social media networks for companies and offers various customer service solutions for their corporate clients through a company owned call centre. The media group also acts as a sales agent for a Delaware USA real estate timeshare and fractional ownership company. MMG has no desire to operate the GreenSmart Store business or retain currently existing KNSC Management, Patents and Patent Applications.

On July 26, 2013, the Company terminated merger discussions with PanTuffa Group and accepted the resignation of Charles Zein as President-Elect of Kenergy.

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

On or about July 1 2013 the Company commenced development of a wholly owned media company under the brand name Sparx Business Media. The Company will earn licensing revenue from Sparx.

OUR STRATEGY FOR GROWTH MAY INCLUDE JOINT VENTURES, STRATEGIC ALLIANCES AND MERGERS AND ACQUISITIONS, WHICH COULD BE DIFFICULT TO MANAGE.

The successful execution of the our growth strategy may depend on many factors, including identifying suitable companies, negotiating acceptable terms, successfully consummating the corporate relationships and obtaining the required financing on acceptable terms. We may be exposed to risks that we may incorrectly assess new businesses and technologies. We could face difficulties and unexpected costs during and after the establishment of corporate relationships.

Acquisitions may be foreign acquisitions which would add additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

The documented difficulties with our transfer agent coupled with the hostile creditors are making daily on- going operations next to impossible for the new management. The Company is in talks with bankruptcy trustees and is considering seeking relief under Chapter 11.

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
9

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

Kenergy Scientific’s Management

On June 30, 2013, Kenneth Glynn resigned from his positions at Kenergy Scientific, Inc., including President and Chairman of the Board, Ken Moser has simultaneously resigned from the Board of Directors.

The following individuals were elected to the Board of Directors effective June 30, 2013

•	Zoran Cvetojevic Chairman of the Board
•	Jelena Cvetojevic
•	Hugo Rubio (Subsequently resigned on September 13, 2013)
•	Andrea Zecevic (Subsequently resigned on September 13, 2013)

The following individuals were elected as Directors and Officers effective June 30, 2013

•	Charles Zein President (Subsequently resigned on July 26, 2013)
•	Manuel Canales CEO / COO (Subsequently terminated on September 13, 2013)
•	Teresa Rubio Secretary and Treasurer (Subsequently resigned on July 4, 2013)

Note 3        Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

For the six months ended June 30, 2013, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The Company will need additional funds to implement our business plan as our business model requires significant capital expenditures. We will need substantially more capital to execute our business plan. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans. We expect that our management will have considerable discretion over the use of equity proceeds.

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

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2013 and December 31, 2012.

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of June 30, 2013 and December 31, 2012, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at June 30, 2013 and December 31, 2012.

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

The computation of income (loss) per share is as follows:

	Six months Ended	Six months Ended
	June 30, 2013	June 30, 2012
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$2,604,327	$(9,856,862)
Weighted-average common shares outstanding (see below)	2,613,517,549	98,847,699
Basic net income (loss) per share attributable to common stockholders (see below)	$0.00	$(0.10)

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$2,604,327	$(9,856,862)
Weighted-average common shares outstanding (see below)	2,613,517,549	98,847,699
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	7,386,482,451	–
Total adjusted weighted-average shares	10,000,000,000	98,847,699
Diluted net income (loss) per share attributable to common stockholders (see below)	$0.00	$(0.10)

At June 30, 2013, the Company had common stock equivalents of 27,931,196,389, but when added to the common stock outstanding, they are in excess of the authorized capital, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. At June 30, 2012 the Company had common stock equivalents of 856,435,568.

Note 6       Intangible Assets

At June 30, 2013 and December 31, 2012, intangible assets consist of the following:

	2013	2012
Speech-enabled auto dialer	$17,025	$17,025
Cancer drug delivery system	182,600	182,600
“Green” trademark applications	2,145	2,145
Kenergy patent portfolio	26,970	54,870
Smart Bell	5,000	5,000
Less: accumulated amortization	(123,760)	(107,019)
Intangible assets, net	$109,980	$154,621

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

At June 30, 2013 and December 31, 2012 deferred tax assets consist of the following:

	2013	2012
Deferred tax assets	$1,056,000	$986,000
Less: valuation allowance	(1,056,000)	(986,000)
Net deferred tax asset	$0	$0

At June 30, 2013 and December 31, 2012, the Company had federal net operating loss carry forwards in the approximate amounts of $3,105,000 and $2,900,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

The aggregate value of the GlynnTech promissory notes are $75,000 at June 30, 2013 and December 31, 2012. For the six months ended June 30, 2013, the Company calculated $2,350 as imputed interest at a rate of 6.25% which was charged to interest expenses and credited to Additional paid-in capital.

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

On June 26, 2013, the Company issued a Promissory Note to Mr. Glynn for $180,000 representing earned and unpaid deferred compensation.

On June 30, 2013, Mr. Glynn assigned the remaining balance of his notes and deferred compensation to Mina Mar Group pursuant to the terms of the LOI between himself and Mina Mar Group executed on May 31, 2013. The outstanding balance at June 30, 2013 was $85,329.

During the three years ended December 31, 2012, GlynnTech, Inc and affiliates have paid some bills on behalf of the Company. As of June 30, 2013, the aggregate amounts due for these payments is $20,738.

On July 1, 2012, the Company extended the Administrative Services Agreement with GlynnTech, Inc to provide back office administrative support to the Company. The administrative services agreement was for an initial term of one year and was extended for an additional one-year periods at the Company’s request. The amended fees are $7,500 per month but may be reduced in scope or eliminated at any time upon 90 days’ prior written notice by the Company to GlynnTech. Effective on June 1, 2013, certain intangible assets related to the Alternative Energy Portfolio patents and patent applications were assigned to GlynnTech in exchange for a reduction of unpaid administrative service fees in the aggregate value of $45,000.

Per agreement with GlynnTech, Inc, Kenergy continued to sell the GreenSmart store products on a consignment basis to fulfill customer requirements. Per the agreement, Kenergy retains a 10% retainer to offset administrative costs of processing the transactions. As of June 30, 2013, Kenergy owes $1,665 to GlynnTech for products sold to our customers.

Note 9       Promissory Note (Related Party)

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

On June 19, 2013, the Company issued an aggregate of 2,200,000,000 shares of Class A common stock to Mr. Glynn as repayment of $88,000 of convertible debt and accrued interest. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

On June 26, 2013, the Company issued a Promissory Note to Mr. Glynn for $180,000 representing earned and unpaid deferred compensation. This note matures on July 1, 2013 and upon default becomes convertible into Class A common stock at a conversion price of 50% of the lowest closing price of the last ten trading days prior to notice of conversion. As of June 30, 2013, the outstanding balance on the Promissory Note was $180,000 plus accrued interest of $0.

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

As of June 30, 2013, the outstanding balance on the E-Lionheart Convertible Debentures were $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $1,154,814. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $613,148.

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

On June 22, 2011, the Company had defaulted on the terms of the 2nd wrap-around agreements and as such, the default interest rate was increased retroactively to 24.99% on the remaining balance of the debt. I am not sure if the Epic Agreement was cancelled or assigned.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $816,899 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $450,598 on the fluctuation in the current market prices.

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

During the year ended December 31, 2012 the Company issued an aggregate of 63,885,238 shares of Class A common stock to Asher for repayment of debt valued at $105,230. The difference in the market value and the reduction in debt of $25,600 was charged to beneficial interest in the amount of $79,630. During the six months ended June 30, 2013 the Company issued an additional 363,852,814 shares of Class A common stock to Asher for repayment of debt valued at $113,498. The difference in the market value and the reduction in debt and accrued interest of $30,200 was charged to beneficial interest in the amount of $83,298.

As of June 30, 2013 and December 31, 2011, the outstanding balance on these Convertible Promissory Notes was $10,700 and $39,400, respectively.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $129,917 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $83,610 on the fluctuation in the current market prices.

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

As of June 30, 2013, the outstanding balance on these Convertible Promissory Notes were $60,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 and 1.19 years; and volatility: 278.05%, 301.94% and 473.96%, respectively. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $60,000, and charged Other Expense - Loss on Valuation of Derivative for $115,115. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $147,208 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $214,003 on the fluctuation in the current market prices.

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

As of June 30, 2013, the outstanding balance on these agreements were $70,450.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.00 years; and volatility: 295.14. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $76,050, and charged Other Expense - Loss on Valuation of Derivative for $2,925,649. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $43,396 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $2,954,881 on the fluctuation in the current market prices.

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

As of June 30, 2013, the outstanding balance on the Southridge Debt was $10,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 368.97%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability in the aggregate of $75,519, recorded a debt discount in the aggregate of $45,000, and charged Other Expense - Loss on Valuation of Derivative in the aggregate for $30,519. For the six months ended June 30, 2013, the Company recorded a Loss on Valuation of Derivative in the amount of $5,535 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $42,589 on the fluctuation in the current market prices.

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

During the six months ended June 30, 2013, the Company issued an aggregate of 918,100,200 shares of Class A common stock for repayment of $48,553 of convertible debt and interest to Star City in lieu of cash pursuant to the terms of the various Securities Transfer Agreements.

As of June 30, 2013, the outstanding balance on the Star City Allonges was $17,170.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Star City Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 373.96%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of an aggregate of $38,090, recorded a debt discount of an aggregate of $25,000, and charged Other Expense - Loss on Valuation of Derivative for an aggregate of $13,090. . For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $65,513 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $24,595 on the fluctuation in the current market prices.

In conjunction with the consent and assignment of $8,400 of the DeJonge notes (see Note 11) to Vera Group, LLC (“Vera Group”), the Company consented to provide Vera Group with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date. Vera Group may not convert the note into shares of Class A Common Stock if such conversion would result in Vera Group beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

On March 31, 2013, the Company issued a 10% Convertible Promissory Note to Vera Group. Amounts due under this note is due on or before March 31, 2014. Vera Group with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date. Vera Group may not convert the note into shares of Class A Common Stock if such conversion would result in Vera Group beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

During the six months ended June 30, 2013, the Company issued an aggregate of 169,190,000 shares of Class A common stock for repayment of $8,460 of convertible debt and interest to Vera Group in lieu of cash pursuant to the terms of the various Securities Transfer Agreements.

As of June 30, 2013, the outstanding balance on the Vera Group was $5,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.13 years; and volatility: 464.43%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of an aggregate of $19,868, recorded a debt discount of an aggregate of $5,000, and charged Other Expense - Loss on Valuation of Derivative for an aggregate of $14,868. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $10,484 on the fluctuation in the current market prices.

Note 11       Promissory Notes

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. On January 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 9% interest. In February 2013, the Company consented to the assignment an aggregate of $28,770 of the DeJonge note and accrued interest to affiliates of Star City Capital, LLC and Vera Group, LLC. On February 27, 2013, the Company issued replacement promissory notes, in the aggregate of $20,000. On May 7, 2013, the Company issued a replacement promissory note that provides conversion rights in the event of default after February 28, 2014. As of June 30, 2013, the outstanding balance on the new DeJonge notes was $20,000 and accrued interest of $608.

On July 12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. (“Opal”). Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. On March 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. On February 19, 2013, the Company consented to the assignment of $15,000 of the Opal note to affiliates of Star City Capital, LLC. As of June 30, 2013, the outstanding balance on the Opal Marketing Corp. note was $0 and accrued interest of $1,671.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. During the year ended December 31, 2012 and the six months ended June 30, 2013, the Company consented to the assignment an aggregate of $100,000 of the Basner note to Southridge Partners II LP and to Star City Capital, LLC. During the year ended December 31, 2012 and the six months ended June 30, 2013, the Company issued replacement promissory notes, in the aggregate of $91,600. On May 7, 2013, the Company issued a replacement promissory note that provides conversion rights in the event of default after February 4, 2014. On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged. On May 7, 2013, the Company issued a replacement promissory note that provides conversion rights in the event of default after July 1, 2013. As of June 30, 2013, the aggregate balances balance on the Basner notes was $141,600 and accrued interest of $14,260.

On July 22, 2012, the Company issued a promissory note, in an aggregate of $25,000, to Fred Erxleben. Amounts due under this note are due on or before January 25, 2013 and pays interest at the rate of 10% per annum. On January 25, 2013, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 10% interest. As of June 30, 2013, the outstanding balance on the Fred Erxleben note was $25,000 and accrued interest of $2,349.

Note 12       Capital Stock

Pursuant to Kenergy Scientific's certificate of incorporation, as amended, as of June 30, 2013, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of Kenergy Scientific's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

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

On June 11, 2013, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 10,000,000,000, as authorized by the Board of Directors and adopted by the shareholders on April 1, 2013. The effect of this amendment was to increase the authorized shares from 4,000,000,000 to 10,000,000,000.

a) Preferred Stock

As of June 30, 2013, Kenergy Scientific has issued 75,000 shares of Preferred Stock to Southridge Partners II LP (the “Investor”), pursuant to the terms of the Equity Purchase Agreement. These shares shall be convertible at the option of the Investor into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the average of the two (2) lowest Closing Prices for the five (5) trading days immediately preceding a conversion notice. The Preferred Stock shall have no registration rights.

For the year ended December 31, 2012, the Company had the following transactions in its Preferred stock:

i)	The Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012

For the six months ended June 30, 2013, the Company had the following transactions in its Preferred stock:

i)	The Company issued an aggregate of 86,304,147 shares of Class A common stock in exchange for an aggregate of 12,370 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012

b) Class A Common Stock

As of June 30, 2013 and December 31, 2012, there are 10,000,000,000 and 4,000,000,000 shares, respectively, of Class A Common Stock authorized, no par value, and 5,217,475,719 and 1,480,028,558 shares, respectively, were issued and outstanding.

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

For the six months ended June 30, 2013, the Company had the following transactions in its Class A common stock:

(a)	The Company issued an aggregate of 363,852,814 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $113,498. The difference in the market value and the reduction in debt of $30,200 was charged to beneficial interest in the amount of $83,298.
(b)	The Company issued an aggregate of 918,100,200 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $173,198. The difference in the market value and the reduction in debt of $48,553 was charged to beneficial interest in the amount of $124,645.
(c)	The Company issued an aggregate of 169,190,000 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $23,735. The difference in the market value and the reduction in debt of $8,460 was charged to beneficial interest in the amount of $15,275.
(d)	The Company has issued an aggregate of 86,304,147 shares of Class A common stock upon conversion of an aggregate of 12,730 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.
(e)	The Company issued 2,200,000,000 shares of Class A common stock to Mr. Glynn as repayment of $88,000 of deferred compensation and accrued interest that Mr. Glynn earned in 2009, 2010 and 2011. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

c) Class B Common Stock

As of June 30, 2013, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of June 30, 2013, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of June 30, 2013, no shares were issued or outstanding.

Note 13       Additional paid-in capital

As of June 30, 2013, the Company has owed as much as $437,000 to a related party director of the Company. The loans are non-interest bearing, unsecured and due at various times up to December 28, 2010 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $45,620 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

Note 14         Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plans, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of June 30, 2013.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of June 30, 2013 and December 31, 2012.

June 30, 2013

	Level I	Level II	Level III	Total
Convertible promissory notes	$–	$–	$1,279,598	$1,279,598
Total Liabilities	$–	$–	$1,279,598	$1,279,598

December 31, 2012

	Level I	Level II	Level III	Total
Convertible promissory notes	$–	$–	$1,269,018	$1,269,018
Total Liabilities	$–	$–	$1,269,018	$1,269,018

Note 19         Subsequent Events

On July 2 2013, the Company announced that it secured certain complex financing via the sale of preferred shares. The new majority preferred shareholder, and stakeholder Mina Mar Group Inc, a Canadian based M&A and IR firm has provided significant support in terms of both personnel and resources.

The Company also announced that:

•	Effective June 30, 2013 Ken Glynn has resigned from his positions at Kenergy Scientific, Inc. (KNSC), including President and Chairman of the Board,
•	Ken Moser has simultaneously resigned from the Board of Directors.
•	KNSC had already divested itself of the GreenSmart Store, sold off inventory at a price slightly above costs, and had divested itself of the alternative energy and biobandage patents and applications, also for a price above costs.

On July 4, 2013, the Company accepted the resignation of Teresa Rubio as Secretary and Treasurer.

On July 26, 2013, the Company terminated merger discussions with PanTuffa Group and accepted the resignation of Charles Zein as President to Kenergy.

On August 8, 2013 the Company secured a $1 million dollar revolving line of credit at 5% per annual interest rate with its preferred shareholder Mina Mar Group. The funds are used to fund daily operations develop the Sparx Media business and settle creditor debts.

On August 14 2013 the Company launched operations of its Sparx Business Media company.

On September 13, 2013, the Company terminated the employment contract with Manuel Canales and accepted the resignation of Andrea Zecevic and Hugo Rubio as Board Members. In addition Zoran Cvetojevic was appointed Interim CEO.

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

Overview and Plan of Operation

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare. On February 4, 2013, the Company announced that they would be closing their GreenSmart store and “would seek a new business entity acquisition to change its direction and its financial status”. Following the change of management on July 1, 2013 the Company commenced development of a wholly owned media company under the brand name Sparx Business Media. The Company will earn licensing revenue from Sparx.

Results of Operations

During the six months ended June 30, 2013, the Company sold $8,052 of solar powered products and products made from recycled materials as compared to $24,191 for the six months ended June 30, 2012. During the three months ended June 30, 2013, the Company sold $2,363 of solar powered products and products made from recycled materials as compared to $7,669 for the three months ended June 30, 2012. This decrease is primarily due to the decline in interest in Green products at the company-owned retail GreenSmart store which closed the store front in the 1st quarter of 2013.

Gross margin for the six and three months ended June 30, 2013 of $470 and $236, respectively, represents a Gross margin % to sales of 5.8% and 10%, respectively. For the six and three months ended June 30, 2012, Gross margin % to sales of 48.2% and 48.0%, respectively. These decrease in margin % is the result of giving heavy discounts to loyal customers as the Company moved to close the company-owned retail GreenSmart store.

Total operating expenses decreased $57,190 (19.5%) to $235,459 for the six months ended June 30, 2013, as compared to the same period in the prior year. Total operating expenses decreased $44,714 (34.8%) to $83,746 for the three months June 30, 2013, as compared to the same period in the prior year. The decreases were primarily the result of lower professional fees and lower overhead costs of the GreenSmarft store offset by increases in general operating expenses and higher deferred salaries.

Total other income (expense) for the threesix months ended June 30, 2013 was total income of $2,839,316 as compared to total expense of $9,575,866 for the six months ended June 30, 2012, for a favorable change of $12,415,182. This change was primarily attributed to the change from a loss to a gain on revaluation of derivatives of $6,508,576, lower beneficial interest expense of $5,874,917 and a decrease in amortization of debt discount of $29,147 when compared to the prior year. Total other income (expense) for the three months ended June 30, 2013 was total income of $1,805,541 as compared to total expense of $7,896,743 for the three months ended June 30, 2012, for a favorable change of $9,702,284. This change was primarily attributed to a lower beneficial interest expense of $6,069,546, a favorable change from a loss to a gain on revaluation of derivatives of $3,580,294 and a decrease in amortization of debt discount of $45,215 when compared to the prior year.

Net income for the six and three months ended June 30, 2013 was $2,604,327 and $1,722,031, respectively, as compared to a net loss of $9,856,862 and $8,021,524, respectively, for the six and three months ended March 30, 2012. The favorable changes for the six and three months ending June 30, 2013 were primarily from the favorable changes in revaluation of derivatives, lower beneficial interest, lower amortization of debt discount and lower operating expense offset by lower gross margin.

Liquidity and Capital Resources

To date, Kenergy Scientific has incurred substantial cash losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

During the six months ended June 30, 2013, the Company was able to raise an additional $50,000 of additional short term trade debt from unrelated investors.

The Company will need additional funds to implement our business plan as our business model requires significant capital expenditures. We will need substantially more capital to execute our business plan. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans. We expect that our management will have considerable discretion over the use of equity proceeds.

For the six months ended months June 30, 2013, the Company had a net decrease in cash of $807. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $50,807 in cash for operating activities for the six months ended June 30, 2013 and used $40,957 in cash for operating activities for the six months ended June 30, 2012. The current cash operating losses of $274,331 are being partially funded by deferred payments to vendors and related parties.

Cash used by investing activities. The Company used $2,470 in cash for investing activities for the six months ended June 30, 2012. These amounts were for the prosecution and filings related to the Company’s patent portfolio.

Cash provided by financing activities. For the six months ended June 30, 2013, the Company provided $50,000 in financing activities by the issuance of promissory notes to unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2013.

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

On August 8, 2013 the Company secured a $1 million dollar revolving line of credit at 5% per annual interest rate with its preferred shareholder Mina Mar Group. The funds are used to fund daily operations develop the Sparx Media business and settle creditor debts.

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Part II. Other Information

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	The Company issued an aggregate of 101,033,200 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $10,103.
(b)	The Company issued an aggregate of 221,571,800 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $22,157.
(c)	The Company issued an aggregate of 160,000,000 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $16,000.
(d)	The Company has issued an aggregate of 43,161,290 shares of Class A common stock upon conversion of 6,690 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.
(e)	The Company issued 2,200,000,000 shares of Class A common stock to Mr. Glynn as repayment of $88,000 of deferred compensation and accrued interest that Mr. Glynn earned in 2009, 2010 and 2011.

Item 3.       Defaults Upon Senior Securities.

On March 6, 2013, the Company defaulted on the ATG, Inc note and as such, the default interest will increase to 24.99% retroactive to the inception of the agreement..

Item 6.       Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

 ______________

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kenergy Scientific, Inc.	September 16, 2013

By: /s/ Zoran Cvetojevic
Zoran Cvetojevic
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zoran Cvetojevic	September 16, 2013
Zoran Cvetojevic
Interim Chief Executive Officer

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

______________

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability

