Form 10-Q/A
period 2013-06-30
Kenergy Scientific, Inc.
filed 2013-09-19
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on September 17, 2013.

PART II - OTHER INFORMATION

Item 6.       Exhibits

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

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kenergy Scientific, Inc.	September 19, 2013

By: /s/ Zoran Cvetojevic
Zoran Cvetojevic
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zoran Cvetojevic	September 19, 2013
Zoran Cvetojevic
Interim Chief Executive Officer

2