Form 10-Q
period 2013-09-30
Kenergy Scientific, Inc.
filed 2014-03-19
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ___ No   X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ___ No   X

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

62,270 shares outstanding of Preferred Stock, par value $1.00 per share; 5,217,475,719 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of March 18, 2014.

KENERGY SCIENTIFIC, INC.

TABLE OF CONTENTS

	Part I – Financial Information	Page

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets – September 30, 2013 and December 31, 2012	1
	Condensed Statement of Operations – Nine months and three months Ended September 30, 2013 and 2012	2
	Condensed Statement of Cash Flows – Nine months Ended September 30, 2013 and 2012	3-4
	Notes to Condensed Financial Statements	5-24
Item 2.	Management’s Discussion and Analysis of Financial Position And Results of Operations	25-26
Item 4.	Controls and Procedures	27
	Part II – Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 6.	Exhibits	28

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the three months ended September 30, 2013 do not contain financial statements audited or reviewed by an independent registered public accounting firm for the nine months ended September 30, 2013 and 2012, three months ended September 30, 2013 and 2012 or the year ended December 31, 2012.

Part 1. Financial Statements

KENERGY SCIENTIFIC, INC.
CONDENSED BALANCE SHEETS
	September 30	December 31
ASSETS	2013	2012
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$120	$829
Accounts receivable, net of allowance for doubtful accounts of $3,479	74,903	185
Inventory	—	82,845
Prepaid and other current assets	—	12,293
Total current assets	75,023	96,152

Property and equipment, net	5,000	9,042
Intangible assets, net and security deposits	—	175,996
Total assets	$80,023	$281,190
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	923,162	918,834
Due to related parties	107,731	200,474
Revolving line of credit from Mina Mar Group @5%	229,727	—
Promissory note due to related parties	75,000	75,000
Promissory note due	186,600	215,000
Convertible promissory note, net of unamortized debt discount	180,000	77,134
Convertible debentures, net of unamortized debt discount	1,279,598	1,269,018
Derivative liabilities	810,771	4,390,433
Total current liabilities	3,792,589	7,145,893
Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 62,270
and 75,000 issued and outstanding, respectively	62,270	75,000
Common stock:
Class A – no par value; authorized 10,000,000,000 shares;
5,217,475,719 and 1,480,028,558 shares issued and outstanding,
respectively (see note 11)	12,469,000	11,925,625
Class B - $.01 par value; authorized 50,000,000
Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000
Shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,922,205	1,919,880
Accumulated deficit	-18,166,141	20,785,308
Total stockholders' deficit	-3,712,566	-6,864,703
Total liabilities and stockholders' deficit	$80,023	$281,190

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Nine months period ended		Three months ended
	30 September	30 September	30 September	30 September
	2013	2012	2013	2012

Net sales	$210,226	$32,916	$202,174	$8,725
Cost of sales	120,799	17,207	113,217	4,669
Gross margin (loss)	89,427	15,709	88,957	4,056

Operating expenses:
General and administrative expenses	289,979	467,547	72,546	190,468
Depreciation and amortization	152,138	23,474	134,112	7,904
Total operating expenses	442,117	491,021	206,658	198,372

Loss from operations	-352,690	-475,312	-117,701	-194,316
Other income (expense):

Interest expense	-600,394	-6,374,347	-185,268	-95,232
Other income	17,096	3,620	6	—
Amortization of debt discount	-69,027	-190,622	-7,945	-100,393
Gain (loss) on valuation of derivative	3,624,182	596,302	325,748	3,806,444
Total other income (expense)	2,971,857	-5,965,047	132,541	3,610,819
Income (loss) from operations before
Income taxes	2,619,167	-6,440,359	14,840	3,416,503

Provision for income taxes	—	—	—	—
Net income (loss) attributable to common shares	$2,619,167	-6,440,359	$14,840	3,416,503

Basic income (loss) per common share	$—	-0.05	$—	-0.01
Diluted income (loss) per common share	$—	-0.05	$—	-0.01

Weighted average shares outstanding -
Basic (see note 5)	3,426,257,524	143,106,625	3,737,447,161	230,662,356
Diluted (see note 5)	10,000,000,000	143,106,625	10,000,000,000	625,000,000

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months period ended
	30 September	30 September
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,619,167	- $6,440,359
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	152,138	23,474
(Gain) loss on valuation of derivative	-3,624,182	-596,302
Amortization of debt discount	69,027	190,622
Beneficial interest on conversion of debt	530,645	6,299,183
Stock issued for compensation	—	75,000
Imputed interest on related party debt	2,325
Loss / (Gain) on disposal of intangible assets	27,900
Changes in assets and liabilities:
Decrease in accounts receivable	-74,718	144
Decrease in inventories	82,845	7,177
Decrease (increase) in prepaid expenses	12,293	-345
Increase (decrease) in accounts payable and accrued	4,328
Liabilities	247,953
(Decrease) / Increase in amounts due to related parties	-92,743	92,990
Net cash (used in) operating activities	-290,975	-100,463

Cash flows from investing activities:
Purchase of intangible assets	—	-2,470
Net cash (used in) investing activities	—	-2,470
Cash flows from financing activities:
Revolving Line of Credit	229,727
Issuance of promissory notes & debentures	60,539	97,500
Net cash provided by financing activities	290,266	97,500
Net (decrease) in cash and cash equivalents	-709	-5,433
Cash and cash equivalents at beginning of period	829	6,960
Cash and cash equivalents at end of period	$120	$1,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$—	$—
Interest paid	$—	$—

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Financing Activities:

For the nine months ended September 30, 2013:
a)	The Company issued an aggregate of 363,852,814 shares of Class A common stock for repayment of convertible debenture and interest in lieu of cash, valued at $113,498. The difference in the market value and the reduction in debt of $30,200 was charged to beneficial interest in the amount of $83,298.
b)	The Company issued an aggregate of 918,100,200 shares of Class A common stock for repayment of convertible debenture and interest in lieu of cash, valued at $173,198. The difference in the market value and the reduction in debt of $48,553 was charged to beneficial interest in the amount of $124,645.
c)	The Company issued an aggregate of 169,190,000 shares of Class A common stock for repayment of convertible debenture and interest in lieu of cash, valued at $23,735. The difference in the market value and the reduction in debt of $8,460 was charged to beneficial interest in the amount of $15,275.
d)	The Company has issued an aggregate of 86,304,147 shares of Class A common stock upon conversion of 12,730 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.
e)	The Company consented to the assignment of $23,400 due to Charles Basner to Star City Capital, LLC and their affiliates. Some of the amounts paid to Charles Basner for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
f)	The Company consented to the assignment of $25,000 due to Stuart W. DeJonge to Star City Capital, LLC and their affiliates. Some of the amounts paid to Stuart W. DeJonge for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
g)	The Company consented to the assignment of $25,000 due to Opal Marketing Corp. to Star City Capital, LLC and their affiliates.
h)	The Company issued 2,200,000,000 shares of Class A common stock to Mr. Glynn as repayment of $88,000 of deferred compensation and accrued interest that Mr. Glynn earned in 2009, 2010 and 2011. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

For the nine months ended September 30, 2012:
a)	The Company issued an aggregate of 8,935,743 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $60,382. The difference in the market value and the reduction in debt of $19,500 was charged to beneficial interest in the amount of $40,882.
b)	Concurrent with the issuance of the wrap around agreement to ATG, Inc. and the cancelation of the wrap around agreement with EPIC Worldwide, Inc., the Company reclassified $26,050 of accrued interest into convertible debt.
c)	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.
d) e) f)

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

KENERGY SCIENTIFIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

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

On June 26, 2013, Kenneth Glynn executed a non-binding Letter of Intent with Mina Mar Group Inc (“MMG”) that sets forth the general terms and conditions of an agreement for MMG to purchase shares of stock in Kenergy Scientific, Inc. to acquire control of KNSC for the purpose of operating two separate subsidiaries. One subsidiary is an EU and (Seychelles in transition) based financial services type organization Pan Tuffa Holdings which operates and maintains a substantial size of operation of Internet based properties such as (SPOTFX) www.spotfx.com (OPTIONS) www.optionese.com and (PRECIOUS METALS DEALER) www.trustvault.com. The second subsidiary is a Canadian based advertising media company named Sparx Business Media Inc. The media company represents or acts as a sales agent with other advertising aggregators for approximately 140 nationwide radio stations in Canada and markets such as Toronto Ottawa and Vancouver.

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

On August 8, 2013, the Company secured a $1 million dollar revolving line of credit at 5% per annual interest rate with its preferred shareholder Mina Mar Group. The funds are used to fund daily operations, develop the Sparx Media business and settle creditor debts. The balance of the amount drawn as on 30 September 2013 was $229,727 and the interest accrued is $3,750.

On August 14, 2013, the Company closed the merger with Sparx Business Media Inc through issuance of 3,387,500 shares of Kenergy.

On September 13, 2013, the Company terminated the employment contract with Manuel Canales and accepted the resignation of Andrea Zecevic and Hugo Rubio as Board Members. In addition Zoran Cvetojevic was appointed Interim CEO.

Note 2 Business Operations

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

From August 14, 2013, the Company commenced operations of a wholly owned media company under the brand name Sparx Business Media Inc. and earned licensing revenue from Sparx.

OUR STRATEGY FOR GROWTH MAY INCLUDE JOINT VENTURES, STRATEGIC ALLIANCES AND MERGERS AND ACQUISITIONS, WHICH COULD BE DIFFICULT TO MANAGE.

The successful execution of the growth strategy may depend on many factors, including identifying suitable companies, negotiating acceptable terms, successfully consummating the corporate relationships and obtaining the required financing on acceptable terms. The Company may be exposed to risks relating to incorrect assessment of new businesses and technologies. The Company could face difficulties and unexpected costs during and after the establishment of corporate relationships.

Acquisitions may be foreign acquisitions which would add additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

The documented difficulties with the transfer agent coupled with the hostile creditors are making daily on- going operations next to impossible for the new management. The Company was in talks with bankruptcy trustees and was considering seeking relief under Chapter 11. Subsequently, as of December 01, 2013, the Company has resolved its differences with the transfer agent and is back to normal functionality.

Products and Services

The following description of our business is intended to provide an understanding of our product and the direction of our initial marketing strategy. As the new product development is in its early development stages, any focus described in the following pages may change and different initiatives may be pursued, at the discretion of Management. The areas of development and activities include:

(a)	On June 18, 2009, the Company acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents. The sale was “at cost” of GlynnTech, Inc. in the amount of $182,600.00. The Agreement called for the aggregate purchase price to be in various denominations of one-year notes. The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to Kenergy Scientific, Inc. Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level of interest in potential purchase of this technology following FDA approval of this product.
(b)	In solar power energy production systems, the Company is reviewing numerous models of solar photovoltaic panels and converters, as well as unique aftermarket opportunities. The Company intends to partner with installers and market home, office and commercial solar panels through various media.
(c)	In the wind power energy production systems, third party companies will review various micro-turbine products to license and sell.

On purchase of controlling shares by Mina Mar Group, the Company changed its business focus as a marketing media company through its subsidiary Sparx Business Media Inc. The company manages social media networks and offers various customer service solutions for their corporate clients through a company owned call centre. The media group also acts as a sales agent for a Delaware USA real estate timeshare and fractional ownership company.

Sales and Marketing

In November 2011, the Company opened its first company-owned GreenSmart retail store. On March 1, 2013, the Company announced that they had closed the GreenSmart store and the goods and contents were sold out at a 60% discount to loyal customers and debtors for a reduction of some debts. There are currently no plans to develop new retail stores in the future. The Company closed the store in June 2013 and disposed of the small inventory items.

Kenergy Scientific’s Management

On June 30, 2013, Kenneth Glynn resigned from his positions at Kenergy Scientific, Inc., including President and Chairman of the Board, Ken Moser has simultaneously resigned from the Board of Directors.

The following individuals were elected to the Board of Directors effective June 30, 2013

•	Zoran Cvetojevic Chairman of the Board and CEO
•	Jelena Cvetojevic
•	Andrea Zecevic
•	Hugo Rubi

Resignations:

•	Charles Zein President (Subsequently resigned on July 26, 2013)
•	Manuel Canales CEO / COO (Subsequently terminated on September 13, 2013)
•	Teresa Rubio Secretary and Treasurer (Subsequently resigned on July 4, 2013)

Note 3 Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

For the nine months ended September 30, 2013, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters had raised substantial doubt about the Company's ability to continue as a going concern. The new management that acquired controlling shares of the Company recently, has provided financing to the Company through revolving line of credit from one of its group company and has also recorded sales showing some positive signs of generating cash flow from operations.

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

c) Revenue Recognition

The Company used to derive its revenues from the sales of portable solar powered products, solar rechargeable lantern/flashlight devices, solar backpack rechargers and clothing made from recycled products. These products were sold directly to consumers through website or by direct sales. Payment was made for the products prior to delivery.

The Company has changed its business activity after purchase of controlling shares by Mina Mar Group. The Company changed its business focus as a marketing media company through its subsidiary Sparx Business Media Inc. The company manages social media networks and offers various customer service solutions for their corporate clients through a company owned call centre. The media group also acts as a sales agent for a Delaware USA real estate timeshare and fractional ownership company.

d) Product Warranties

The Company warranted its solar powered products from defects for 30 days from delivery to the customer. The Company estimated its warranty costs based on historical warranty claims experience in estimating potential warranty claims. Due to no sales during the quarter, management has not included an accrual for potential warranty claims and do not expect to incur any warranty costs in future. The Company is no longer in the business of power energy production systems or related products and therefore now has no product warranty and does not need to accrue for any warranty claim.

e) Research and Development Costs

Research and development costs are charged to expense as incurred.

f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2013 and December 31, 2012.

g) Intangible Assets

Development, registration and maintenance costs associated with the filing and registration of patents were prepaid and amortized over the remaining life of the patent, not to exceed 20 years.

As defined in ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted this statement and determined that as the new management has no intention to continue the business relating to power production systems and its related products, the intangible assets no longer has any value to the Company. The total book value of assets has been written off and charged to the statement of operations in the current quarter.

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

k) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of September 30, 2013 and December 31, 2012, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

The computation of income (loss) per share is as follows:

	Nine months Ended
	September 30, 2013	September 30, 2012
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$2,619,167	$(6,440,359)
Weighted-average common shares outstanding (see below)	3,426,257,524	143,106,635
Basic net income (loss) per share attributable to common stockholders (see below)	$0.00	$(0.05)

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$2,619,167	$(6,440,359)
Weighted-average common shares outstanding (see below)	3,426,257,524	143,106,635
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	6,573,742,476	—
Total adjusted weighted-average shares	10,000,000,000	143,106,635
Diluted net income (loss) per share attributable to common stockholders (see below)	$0.00	$(0.05)

At September 30, 2013, the Company had common stock equivalents of 27,931,196,389, but when added to the common stock outstanding, they are in excess of the authorized capital, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. At September 30, 2012 the Company had common stock equivalents of 1,625,949,715.

Note 6 Intangible Assets

At September 30, 2013 and December 31, 2012, intangible assets consist of the following:

	2013	2012
Speech-enabled auto dialer	$17,025	$17,025
Cancer drug delivery system	182,600	182,600
“Green” trademark applications	2,145	2,145
Kenergy patent portfolio	54,870	54,870
Smart Bell	5,000	5,000
Less: accumulated amortization	(261,640)	(107,019)
Intangible assets, net	$ ----------	$154,621

As defined in ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted this statement and determined that as the new management has no intention to continue the business relating to power production systems and its related products, the intangible assets no longer has any value to the Company. The total book value of assets has been written off and charged to the statement of operations in the current quarter.

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

At September 30, 2013 and December 31, 2012 deferred tax assets consist of the following:

	2013	2012
Deferred tax assets	$1,056,000	$986,000
Less: valuation allowance	(1,056,000)	(986,000)
Net deferred tax asset	$0	$0

At September 30, 2013 and December 31, 2012, the Company had federal net operating loss carry forwards in the approximate amounts of $0 and $2,900,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Per agreement with GlynnTech, Inc, Kenergy continued to sell the GreenSmart store products on a consignment basis to fulfill customer requirements. Per the agreement, Kenergy retains a 10% retainer to offset administrative costs of processing the transactions. As of September 30, 2013, Kenergy owes $1,665 to GlynnTech for products sold.

On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged.

The aggregate value of the GlynnTech promissory notes are $75,000 at June 30, 2013 and December 31, 2012. For the nine months ended September 30, 2013, the Company calculated $3,532 as imputed interest at a rate of 6.25% which was charged to interest expenses and credited to Additional paid-in capital.

On June 26, 2013, the Company issued a Promissory Note to Mr. Glynn for $180,000 representing earned and unpaid deferred compensation.

On June 30, 2013, Mr. Glynn assigned the remaining balance of his notes and deferred compensation to Mina Mar Group pursuant to the terms of the LOI between himself and Mina Mar Group executed on May 31, 2013. The outstanding balance at September 30, 2013 was $0.

Note 9 Convertible Promissory Note (Related Party)

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

On June 26, 2013, the Company issued a Promissory Note to Mr. Glynn for $180,000 representing earned and unpaid deferred compensation. This note matures on July 1, 2013 and upon default becomes convertible into Class A common stock at a conversion price of 50% of the lowest closing price of the last ten trading days prior to notice of conversion. As of September 30, 2013, the outstanding balance on the Promissory Note was $180,000 plus accrued interest of $0.

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

As of September 30, 2013, the outstanding balance on the E-Lionheart Convertible Debentures was $626,123. During the calendar year 2011, the Company notified E-Lionheart that the Company was disputing the balances due upon this debenture due to miscalculations of the effective conversion rates used by E-Lionheart and as of the date of this filing, the dispute has not been settled.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $1,154,814. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $613,148. The Company has not done valuation of derivative during the quarter.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $816,899 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $450,598 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

During the year ended December 31, 2012 the Company issued an aggregate of 63,885,238 shares of Class A common stock to Asher for repayment of debt valued at $105,230. The difference in the market value and the reduction in debt of $25,600 was charged to beneficial interest in the amount of $79,630. During the nine months ended September 30, 2013 the Company issued an additional 363,852,814 shares of Class A common stock to Asher for repayment of debt valued at $113,498. The difference in the market value and the reduction in debt and accrued interest of $30,200 was charged to beneficial interest in the amount of $83,298.

As of September 30, 2013 and December 31, 2012, the outstanding balance on these Convertible Promissory Notes was $10,700 and $39,400, respectively.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $129,917 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $83,610 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

As of September 30, 2013, the outstanding balance on these agreements was $70,450.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.00 years; and volatility: 295.14. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $76,050, and charged Other Expense - Loss on Valuation of Derivative for $2,925,649. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $43,396 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $2,954,881 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

As of September 30, 2013, the outstanding balance on these Convertible Promissory Notes were $60,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 and 1.19 years; and volatility: 278.05%, 301.94% and 473.96%, respectively. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $60,000, and charged Other Expense - Loss on Valuation of Derivative for $115,115. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $147,208 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $214,003 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 368.97%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability in the aggregate of $75,519, recorded a debt discount in the aggregate of $45,000, and charged Other Expense - Loss on Valuation of Derivative in the aggregate for $30,519. For the six months ended June 30, 2013, the Company recorded a Loss on Valuation of Derivative in the amount of $5,535 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $42,589 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

As of September 30, 2013, the outstanding balance on the Southridge Debt was $10,000.

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

During the nine months ended September 30, 2013, the Company issued an aggregate of 918,100,200 shares of Class A common stock for repayment of $48,553 of convertible debt and interest to Star City in lieu of cash pursuant to the terms of the various Securities Transfer Agreements.

As of September 30, 2013, the outstanding balance on the Star City Allonges was $17,170.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Star City Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 373.96%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of an aggregate of $38,090, recorded a debt discount of an aggregate of $25,000, and charged Other Expense - Loss on Valuation of Derivative for an aggregate of $13,090. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $65,513 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $24,595 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

On March 31, 2013, the Company issued a 10% Convertible Promissory Note to Vera Group. Amount due under this note is due on or before March 31, 2014. Vera Group with the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to fifty percent (50%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date. Vera Group may not convert the note into shares of Class A Common Stock if such conversion would result in Vera Group beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

During the nine months ended September 30, 2013, the Company issued an aggregate of 169,190,000 shares of Class A common stock for repayment of $8,460 of convertible debt and interest to Vera Group in lieu of cash pursuant to the terms of the various Securities Transfer Agreements.

As of September 30, 2013, the outstanding balance on the Vera Group was $5,000.

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

Note 11 Promissory Notes

On June 15, 2011, the Company issued a promissory note, in an aggregate of $25,000, to Stuart W. DeJonge (“DeJonge”). Amounts due under this note are due on or before January 15, 2012 and pays interest at the rate of 9% per annum. On January 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 9% interest. In February 2013, the Company consented to the assignment an aggregate of

$28,770 of the DeJonge note and accrued interest to affiliates of Star City Capital, LLC and Vera Group, LLC. On February 27, 2013, the Company issued replacement promissory notes, in the aggregate of $20,000. On May 7, 2013, the Company issued a replacement promissory note that provides conversion rights in the event of default after February 28, 2014. As of September 30, 2013, the outstanding balance on the new DeJonge notes was $20,000 and accrued interest of $1,062.

On July 12, 2011, the Company issued a promissory note, in an aggregate of $15,000, to Opal Marketing Corp. (“Opal”). Amounts due under this note are due on or before March 15, 2012 and pays interest at the rate of 7% per annum. On March 15, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. On February 19, 2013, the Company consented to the assignment of $15,000 of the Opal note to affiliates of Star City Capital, LLC. As of September 30, 2013, the outstanding balance on the Opal Marketing Corp. note was $0 and accrued interest of $1,671.

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. During the year ended December 31, 2012 and the six months ended June 30, 2013, the Company consented to the assignment an aggregate of $100,000 of the Basner note to Southridge Partners II LP and to Star City Capital, LLC. During the year ended December 31, 2012 and the six months ended June 30, 2013, the Company issued replacement promissory notes, in the aggregate of $91,600. On May 7, 2013, the Company issued a replacement promissory note that provides conversion rights in the event of default after February 4, 2014. On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged. On May 7, 2013, the Company issued a replacement promissory note that provides conversion rights in the event of default after July 1, 2013. As of September 30, 2013, the aggregate balance on the Basner notes was $141,600 and accrued interest of $16,758.

On July 22, 2012, the Company issued a promissory note, in an aggregate of $25,000, to Fred Erxleben. Amounts due under this note are due on or before January 25, 2013 and pays interest at the rate of 10% per annum. On January 25, 2013, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 10% interest. As of September 30, 2013, the outstanding balance on the Fred Erxleben note was $25,000 and accrued interest of $2,979.

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

On June 11, 2013, the Company amended its Certificate of Incorporation to increase the number of authorized Class A Common Stock Shares to 10,000,000,000, as authorized by the Board of Directors and adopted by the shareholders on April 1, 2013. The purpose of this amendment was to increase the authorized shares from 4,000,000,000 to 10,000,000,000.

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

For the year ended December 31, 2012, the Company had the following transactions in its Preferred stock:

i)	The Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012

For the nine months ended September 30, 2013, the Company had the following transactions in its Preferred stock:

i)	The Company issued an aggregate of 86,304,147 shares of Class A common stock in exchange for an aggregate of 12,730 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012

b) Class A Common Stock

As of September 30, 2013 and December 31, 2012, there are 10,000,000,000 and 4,000,000,000 shares, respectively, of Class A Common Stock authorized, no par value, and 5,217,475,719 and 1,480,028,558 shares, respectively, were issued and outstanding.

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

For the nine months ended September 30, 2013, the Company had the following transactions in its Class A common stock:

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

c) Class B Common Stock

As of September 30, 2013, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of September 30, 2013, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of September 30, 2013, no shares were issued or outstanding.

Note 13 Additional paid-in capital

As of September 30, 2013, the Company has owed as much as $437,000 to a related party director of the Company. The loans are non-interest bearing, unsecured and due at various times up to December 28, 2010 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $45,620 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

Note 14 Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plans, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of September 30, 2013.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of September 30, 2013 and December 31, 2012.

September 30, 2013

	Level I	Level II	Level III	Total
Convertible debentures	$ -	$ -	$1,279,598	$1,279,598
Total Liabilities	$ -	$ -	$1,279,598	$1,279,598

December 31, 2012

	Level I	Level II	Level III	Total
Convertible debentures	$ -	$ -	$1,269,018	$1,269,018
Total Liabilities	$ -	$ -	$1,269,018	$1,269,018

Note 17 Subsequent Events

No significant subsequent event that need to be recorded.

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

Overview and Plan of Operation

In June 2009, the Company entered into fields of development of various products relating to solar power generating systems; portable solar powered products, such as cell phone and PDA rechargers that are solar rechargeable; solar rechargeable lantern/flashlight devices; solar backpack rechargers; solar power audio devices, such as radios; wind power generating systems; and, creative products based on proprietary positions, especially in the area of healthcare. On February 4, 2013, the Company announced that they would be closing their GreenSmart store and “would seek a new business entity acquisition to change its direction and its financial status”. Following the change of management on July 1, 2013 the Company commenced development of a wholly owned media company under the brand name Sparx Business Media. The Company earned licensing revenue from Sparx during the period.

Results of Operations

The Company changed the its business activity from selling of solar powered products to a business markeing and media Company from July 2013. During the nine months ended September 30, 2013, the Company sold $8,052 of solar powered products and products made from recycled materials as compared to $32,916 for the nine months ended September 30, 2012. During the three months ended September 30, 2013, the Company did not sell any solar powered product and products made from recycled materials as compared to $8,725 for the three months ended September 30, 2012. This decrease is primarily due to the decline in interest in Green products at the company-owned retail GreenSmart store which closed the store front in the 1st quarter of 2013. The Company recorded revenue of $202,174 relating to Shell sales and IR deals during the three months ended 30 September 2013.

Gross margin for the nine and three months ended September 30, 2013 of $89,427 and $88,957, respectively, represents a Gross margin % to sales of 43% and 44%, respectively. For the nine and three months ended September 30, 2012, Gross margin % to sales were 47.7% and 46.5%, respectively. The gross margin for the first six months of the period ended June 30, 2013 was only 6%. The significant increase in margin in this quarter is due to the change in business operations to Business Media and Markeing Services during the quarter by the new management through Sparx Media Services.

 Total operating expenses decreased by $48,904 (10%) to $442,117 for the nine months ended September 30, 2013, as compared to the same period in the prior year. Total operating expenses for the quarter increased by $8,286 ($4%) for the three months ended September 30, 2013, as compared to the same period in the prior year. The increase is primarily due to the change in operations from selling solar power products to dealing in marketing of businesses, selling of Shell companies and IR deals.

Total income (expense) for the nine months ended September 30, 2013 was $2,971,857 as compared to the loss of $6,440,359 for the nine months ended September 30, 2012. This significant change from huge loss to profit was primarily attributed to the gain on revaluation of derivatives of $3,624,182 against $596,302 last year, lower beneficial interest expense of $600,394 against $6,374,347 and a decrease in amortization of debt discount of $121,595 when compared to the same period last year. Total other income (expense) for the three months ended September 30, 2013 was 132,541 as compared to total other income of $3,610,819 for the three months ended September 30, 2012. This change was primarily attributed to favorable change relating to gain on revaluation of derivatives of $3,806,444 in the prior year.

Net income for the nine and three months ended September 30, 2013 was $2,61,9167 and $14,840, respectively, as compared to a net loss of $6,440,359 and profit of $3,416,503, respectively, for the nine and three months ended September 30, 2012. The favorable changes for the nine and three months ending September 30, 2013 were primarily from the favorable changes in revaluation of derivatives, lower beneficial interest, lower amortization of debt discount and lower operating expense.

Liquidity and Capital Resources

Kenergy Scientific has incurred substantial cash losses in previous years due to which it required financing for working capital to meet its operating obligations. The new management was able to arrange financing through revolving line of credit of $1.0 million with the balance drawn of $229,727 at 30 September 2013.

The Company need working capital funds to implement business plan and continue the operating activities. Through change in business operations from dealing in solar powered products to busainess dealing in Shell Sales and IR, the funding requirements have changed significantly. For the nine months ended months September 30, 2013, the Company had a net decrease in cash of $709 with the principal sources / uses of funds were as follows:

Cash used by operating activities. The Company used $290,975 in cash for operating activities for the nine months ended September 30, 2013 and used $100,463 in cash for operating activities for the nine months ended September 30, 2012. The current cash operating losses of $222,980 are being partially funded by deferred payments to vendors and related parties.

Cash used by investing activities. The Company did not do any investing activity during the nine months period ended 30 September 2013. The Company used $2,470 in cash for investing activities for the nine months ended September 30, 2012. These amounts were for the prosecution and filings related to the Company’s patent portfolio.

Cash provided by financing activities. For the nine months ended September 30, 2013, the Company provided $229,727 in financing activities through the revolving line of credit of $1.0 million from Mina Mar Group to meet the working capital requirements. For the nine months ended September 30, 2012, the Company provided $97,500 in financing activities by the issuance of promissory notes to unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2013.

Financing Commitments

On August 8, 2013 the Company secured a $1 million dollar revolving line of credit at 5% annual interest rate with its preferred shareholder Mina Mar Group. The funds are used to fund daily operations, develop the Sparx Media business and settle creditor debts.

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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 3. Defaults Upon Senior Securities.

On March 6, 2013, the Company defaulted on the ATG, Inc note and as such, the default interest will increase to 24.99% retroactive to the inception of the agreement.

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

Kenergy Scientific, Inc.		March 18, 2014

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2014

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic
Chief Executive Officer

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certifications

I, Zoran Cvetojevic, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kenergy Scientific, Inc.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such control and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 18, 2014

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic
Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Zoran Cvetojevic, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, except for the lack of audited reports, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic
Chief Executive Officer

Date: February 18, 2014