Form 10-K
period 2013-12-31
Kenergy Scientific, Inc.
filed 2014-04-11
CIK 1307989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-120507

KENERGY SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

New Jersey	20-1862816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Wonderland Rd, Building Tingxiang, Suite 703,	JX330009
Nanchang, China	(Zip Code)

Registrant’s telephone number, including area code: 866-520-2370

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒	Non-Accelerated Filer ☐
(Do not check of a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2013 was 5,432,475,719 shares.

PART I

Item 1. BUSINESS

Business Development

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

On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the spin-off of the SpeechSwitch from iVoice was declared effective and the Company immediately embarked on the process to spin off theSpeechSwitch from iVoice.

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

On February 3, 2011, the Company changed its name to Kenergy Scientific, Inc (“Kenergy”).

In November 2011, Kenergy opened its first company-owned GreenSmart Store at the Flemington Marketplace in Flemington,

NJ.

On February 4, 2013, Kenergy announced that they would be closing their GreenSmart store and “ would seek a new business entity acquisition to change its direction and its financial status”. On March 1, 2013, the Company announced that they had closed the GreenSmart store and the goods and contents were sold out at a 60% discount to loyal customers and debtors for a reduction of some debts.

On June 26, 2013, Kenneth Glynn executed a non-binding Letter of Intent with Mina Mar Group Inc (“ MMG”) that sets forth the general terms and conditions of an agreement for MMG to purchase shares of stock in Kenergy Scientific, Inc.  Through the purchase of stock MMG will acquire control of KNSC for the purpose of operating two separate subsidiaries.

Shortly after the change in control, Kenergy entered into negotiations to acquire two subsidiaries.  The first subsidiary was a financial services company, Pan Tuffa Holdings, which operates Internet based businesses such as SPOTFX, Optionese.com, and Trustvault.com

The second subsidiary is a Canadian based advertising media company named Sparx Business Media Inc. The media company represents or acts as a sales agent with other advertising aggregators for approximately 140 nationwide radio stations in Canada and markets such as Toronto Ottawa and Vancouver.

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

On August 14, 2013, the Company closed the merger with Sparx Business Media Inc through issuance of 3,387,500 shares of Kenergy.

On September 13, 2013, the Company terminated the employment contract with Manuel Canales and accepted the resignation of Andrea Zecevic and Hugo Rubio as Board Members. In addition Zoran Cvetojevic was appointed Interim CEO and Jelena Cvetojevic was appointed Board Member.

Businesses

Kenergy Scientific, Inc.  (the “Company”) operates under a holding company structure and made significant strides in building this organization in 2013.  In 2013 the company closed its retail store and ceased selling solar energy related products.

The Company acquired Sparx Media Group (“Sparx”) in 2013.  Sparx is a social, advertising, and marketing media outlet that enhances the visibility of its client’s presence on the Internet.

Industry

Energy efficiency companies, sometimes referred to as energy services companies, or ESCOs, develop, install and arrange financing for projects designed to improve the energy efficiency of buildings and other facilities. Typical products and services offered by energy efficiency companies include boiler and chiller replacement, HVAC upgrades, lighting retrofits, equipment installations, on-site cogeneration, renewable energy plants, load management, energy procurement, rate analysis, risk management and billing administration. Energy efficiency companies often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime.

Marketing

Our sales and marketing approach is to offer customers customized and comprehensive public relation solutions tailored to meet their economic, operational and technical needs. By working with the client, we can gain a deeper understanding of the customers’ needs and the scope of the potential project, and then tailor our services to their fit their needs.

In preparation for a proposal, we typically conduct preliminary due diligence of the customer’s needs and the opportunity to increase its market awareness. We start by reading and analyzing the customer’s press releases, public information, and their average stock price. Through our extensive knowledge of the stock market and investor relations, we assess the company’s presence in the investment community and base our proposal on the individualized needs of each client.

Employees

We currently employ four management level employees. Kenergy may require additional employees in the future. Kenergy believes its relations with its employees are good.

Patents

Kenergy holds no patents.

Government Regulation

Various regulations affect the conduct of our business. Securities and Exchange Commission (“SEC”), federal and state regulations dictate the type of services and products we can offer our clients.

Our projects must conform to all applicable SEC and state regulations relating to corporations and public companies.

Item 1A. RISK FACTORS

We are subject to various risks which may materially harm our business, financial condition and results of operations. Any investor should carefully consider the risks and uncertainties described below and the other information in this filing. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the price of our common stock could decline and investors could lose all or part of their investment.

We are a relatively young company with no operating history

Since we are a young company, it is difficult to evaluate our business and prospects. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our services or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We will need to raise funds to operate in accordance with our business plan.

Kenergy has sold its inventory of solar related products and closed down our retail store.  Currently Kenergy is evaluating its future course and the cash needs.  The marketing strategy for the coming year has been revised and will determine the cash needs for the Company.

Our management has no experience in any particular business, and this may affect our ability to operate successfully.

Our management had no prior experience in selling solar related products. This lack of experience may have affected our ability to operate successfully.  Therefore, we closed retail store and entered into the in which our CEO has both knowledge and experience.

Kenergy Common Stock is quoted on the over-the-counter Bulletin Board

We successfully filed a Form 15C-211 through a market maker with FINRA to establish a quotation for our common stock and the stock is quoted on the over-the-counter OTC Markets under the symbols KNSC.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock. We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The report of our independent accountants on our September 31, 2013 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain funding and develop a profitable operation. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly.

Our common stock is likely to experience, in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Board of Directors Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Kenergy is required to carry out evaluations, under the supervision and with the participation of Kenergy’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Kenergy’s disclosure controls and procedures every quarter.

In designing and evaluating Kenergy’s disclosure controls and procedures, Kenergy recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, Kenergy’s management is required to apply its reasonable judgment.

Item 2. PROPERTIES

Kenergy’s properties are limited at the present time to its offices in Nanchang, China. Kenergy considers its existing facilities to be adequate for its current needs.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against Kenergy has been threatened.

PART II

Item 4. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Kenery's common stock is listed and quoted on the over-the-counter OTC Markets. Kenergy successfully filed a Form 15C-211 with FINRA for a quotation on the over-the-counter bulletin board and is quoted under the symbols KNSC on OTC Markets.

Holders

As of December 31, 2013, there were 5,432,475,719 shares of common stock issued and outstanding.

Dividends

Our board of directors has not declared a cash dividend on our common stock during the last two fiscal years.

Penny Stock Status

Kenergy’s common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1.               Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2.               Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules

3.               Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4.               The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for Kenergy's stock.

Unregistered Sales of Securities

In the year ending December 31, 2013, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

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

Item 5. SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information. The financial statements of the issuer are attached.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

A comparison of the liquidity, capital resources and results of operation between the year ended December 31, 2012 and December 31, 2013 is unlikely to enhance a reader’s understanding of Kenergy’s financial condition, changes in financial conditions and results of operations due to the following factors:

·  Kenergy made a transition from its efforts to sell solar related products in its retail store in 2012 to efforts to establish a media marketing business in 2013.

·  Kenergy’s new CEO, Zoran Cvetojevic, has not had sufficient time since his appointment in 2013 to make a meaningful impact on Kenergy’s results from operations and financial condition.

Net Profit / (Loss)

For the year ended December, 31, 2013, Kenergy had a net profit of $2,673,346 as compared to a net loss of $9,953,841 for the year ended December 31, 2012. Kenergy’s accumulated deficit as of December 31, 2013 was $18,111,962. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Revenue

Revenue for the year ended December 31, 2013 was $541,536 compared to $47,800 for the year ended December 31, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $540,429, compared to $641,947 for the year ended December 31, 2012.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

Critical Accounting Estimates and Policies

Stock Based Compensation

Shares of Kenergy’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts for Kenergy’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

In February 1997, the FASB issued ASC Topic 260, “Earnings per Share.” ASC Topic 260 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Item 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kenergy’s business activities contain elements of risk. Kenergy considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Kenergy are attached as Exhibits to Item 15 and are hereby incorporated by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Since inception, there have been no disagreements with our independent accountants.

Item 8A(T). CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are not effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Kenergy have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of Kenergy's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting was ineffective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Kenergy’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We have identified the following material weakness:

We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of Kenergy.

In light of these material weaknesses, we performed additional analysis and procedures in order to conclude that our financial statements included in this Year End Report were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that despite our material weaknesses, our financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

PART III

Item 10. Directors and Executive Officers of the Registrant

The members of the Board of Directors of Kenergy serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Kenergy are as follows:

Name	Position
Zoran Cvetojevic	CEO
Jelena Cvetojevic	Director

ZORAN CVETOJEVIC - Mr. Zoran Cvetojevic, graduated at University of Electronic Engineering, Skopje, Macedonia, Yugoslavia. Mr. Cvetojevic also holds a degree in Master of Science in Electronic design (MSE) from the Cranfield Institute of Technology, England in 1989.

Mr. Cvetojevic has extensive experience as a manager and director focusing on business administration and strategy.  He has held positions of officer and director of various companies, including publicly traded companies.

As of October 2010, Mr Cvetojevic has consistently been employed with a Communications Group and holds the position Marketing director. Mr. Cvetojevic has great ability to design, implement and facilitate the required annual marketing plan. In addition to this, Mr. Cvetojevic possesses great ability to develop, execute research, analysis, and monitoring of financial, technological and demographic factors. Mr. Cvetojevic understands the importance of undertaking and evaluation of customer research, market conditions and competitor data.

Mr. Cvetojevic has experience with new software implementation and is not afraid to test and implement the latest technologies available to provide corporations with the competitive advantage required to succeed.

Jelena Cvetojevic – Ms. Jelena Cvetojevic Graduated at University of Medicine in 1976 and after graduation Mrs. Cvetojevic worked in a hospital as a chief nurse.

Ms. Cvetojevic managed the nursing staff and developed her management skills.  During her long work experience as a main coordinator and chief nurse, Ms. Cvetojevic expanded her interests into business management field.

In October 2010 Mrs Cvetojevic began her employment with a communications group and works as a main business coordinator of both call center and marketing team.

Ms. Cvetojevic is a great team leader with the ability to schedule employee trainings and daily assignments as they arise.

Ms. Cvetojevic is a highly motivated and ambitious individual able to give timely and accurate advice, guidance, support and training to team members and individuals.

Ms. Cvetojevic brings her professional attitude and an ability to be flexible and handle change to the management team of Kenergy Scientific, Inc.

Code of Ethics

Kenergy plans to adopt a Code of Ethics and file it with the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of Kenergy, for each of Kenergy’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation Earnings		Nonqualified Deferred Compensation Earnings		All Other Compensation		Total
Kenneth Glynn, CEO	2012 2013	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0
Zoran Cvetojevic, CEO	2013		$0		$0		$0		$0		$0		$0		$0

Kenergy has not entered into employment contracts with its executive officers. There are no outstanding equity awards or options to officers issued or outstanding

During the fiscal year ended December 31, 2013, Kenergy issued no restricted stock.

The following table provides information concerning the compensation of the directors of Kenergy for the past fiscal year:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Kenneth Glynn	$0	$0	$0	$0	$0	$0	$0
Zoran Cvetojevic	$0	$0	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our bylaws to hold regularly scheduled annual meetings. In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution. Our Board met periodically during the past fiscal year.

All incumbent directors attended 100% of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

Kenergy does not have a standing audit committee, pursuant to section 3(a)(58)(A) of the Securities Exchange Act of 1934. The entire two member board of directors serves the function of the audit committee.

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2012. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

The following table presents certain information regarding beneficial ownership of Kenergy’s Common stock as of December 31, 2013, by (I) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common stock, (ii) each director of Kenergy, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name	Number of Shares	Percentage Owned

Mina Mar Group, Inc.	Class A 3,200,000,000	61%
Mina Mar Group, Inc.	Class B 10,000	100%

The registrant is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the registrant, other than as set forth above.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 19, 2013, the Company issued an aggregate of 2,200,000,000 shares of Class A common stock to Mr. Glynn as repayment of $88,000 of convertible debt and accrued interest. These shares contain a restrictive legend, which will limit Mr. Glynn’s ability to liquidate these into the open market.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In March 2011, Kenergy retained RBSM, LLP as our principal accountants to audit the financial statements for the fiscal year December 31, 2008 toDecember 31, 2012. However, RBSM, LLP completed 2008 Financials and the remaining audits were put on hold due to the inability to pay the auditors.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements. Fees for 2012 are $15,000.

All Other Fees

No other fees were paid to the former accountant for any other services.

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)   The following documents are filed as part of this report:

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

KENERGY SCIENTIFIC, INC.

(FORMERLY KNOWN AS SPEECHSWITCH, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

KENERGY SCIENTIFIC INC.

FINANCIAL STATEMENTS

CONTENTS

Page
FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2013 and 2012	F-2
Statements of Operations for the years ended December 31, 2013 and 2012	F-3
Statements of Changes in Stockholders' Deficit for the years ended December 31, 2013 and 2012	F-4
Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-5 to F-6
Notes to Financial Statements	F-7 to F-19

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012.

KENERGY SCIENTIFIC, INC.

Balance Sheets as of December 31

ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$3,039	$829
Accounts receivable, net of allowance for doubtful accounts	74,903	185
Inventory	—	82,845
Other current assets	—	12,293
Total current assets	77,942	96,152
Property and equipment, net	4,625	9,042
Other assets, security deposits	—	21,375
Intangible assets, net	—	154,621
Total assets	$82,567	$281,190
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,327,105	$918,834
Due to related parties	107,731	200,474
Revolving Line of Credit from Mina Mar Group @ 5%	290,030
Notes payable	186,600	215,000
Promissory notes payable to related parties	75,000	75,000
Convertible promissory note, net of unamortized debt discount	180,000	77,134
Convertible debenture, net of unamortized debt discount	1,279,598	1,269,018
Derivative liability	810,771	4,390,433
Total current liabilities	4,265,835	7,145,893
Commitments and contingencies Stockholders’ Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 75,000 and 0 shares issued and outstanding at December 31, 2013 and 2012	62,270	75,000
Common stock:
Class A – no par value; authorized 125,000,000 and 125,000,000 shares; 1,566,332,705 and 1,480,028,558 shares issued and outstanding, at December 31, 2013 and 2012, respectively	11,938,355	11,925,625
Class B - $.01 par value; authorized 50,000,000 shares; 10,000 shares issued and outstanding, at December 31, 2013 and 2012	100	100
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in capital	1,936,969	1,919,880
Accumulated deficit	(18,111,962)	(20,785,308)
Total stockholders’ deficit	(4,174,268)	(6,864,703)
Total liabilities and stockholders’ deficit	$82,567	$281,190

The accompanying notes are an integral part of these financial statements

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

Statements of Operations

For the Years Ended December 31

	2013	2012

Net sales	$541,536	$47,800

Cost of sales	273,643	26,791

Gross profit	267,893	21,009

Operating expenses:
General and administrative expenses	387,916	608,510
Depreciation and amortization	152,513	33,437

Total operating expenses	540,429	641,947

Loss from operations	(272,536)	(620,938)

Other income/(expense):
Interest expense	(626,369)	(7,189,433)
Other income	17,096	3,620
Amortization of debt discount	(69,027)	(223,565)
Gain (loss) on change in fair valuation of derivative liability	3,624,182	(1,923,525)

Total other income (expense)	2,945,882	(9,332,903)

Income / (Loss) before provision for income taxes	2,673,346	(9,953,841)

Provision for income taxes	—	—
Net loss attributable to common shares	$2,673,346	$(9,953,841)

Basic and diluted loss per common share	$(0.00)	$(0.04)

Weighted average number of shares outstanding:
Basic and diluted	1,566,332,705	252,712,042

The accompanying notes are an integral part of these financial statements.

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

Statements of Changes in Stockholders’ Deficit

For the two years ended December 31, 2013

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2011	—	$—	$12,418,388	$4,635,140	$10,000	$100	—	$—	$1,913,613	$(10,831,467)	$(4,282,614)

Imputed interest on related party debt	—	—	—	—	—	—	—	—	$6,267	—	$6,267
Common stock issued for conversion of debt and deferred compensation	—	—	$1,202,057,500	$6,561,725	—	—	—	—	—	—	$6,561,725
Common stock issued for repayment of convertible debt	—	—	$265,552,670	$728,760	—	—	—	—	—	—	$728,760
Preferred stock issued for compensation	$75,000	$75,000	—	—	—	—	—	—	—	—	$75,000
Net (loss) for the year ended 12/31/2012	—	—	—	—	—	—	—	—	—	$(9,953,841)	$(9,953,841)
Balance at December 31, 2012	$75,000	$75,000	$1,480,028,558	$11,925,625	$10,000	$100	—	$—	$1,919,880	$(20,785,308)	$(6,864,703)

Imputed interest on related party debt	—	—	—	—	—	—	—	—	$17,089	—	$17,089
Common stock issued for conversion of debt	—	—	$1,451,143,014	$310,431	—	—	—	—	—	—	$310,431
Common stock issued for repayment of deferred compensation	—	—	$2,200,000,000	$88,000	—	—	—	—	—	—	$88,000
Preferred stock exchange to common stock on debt conversion	$(12,730)	$(12,730)	$86,304,147	$12,730	—	—	—	—	—	—	—
Cancellation of stock conversion on debt and deferred payment			$(3,651,143,014)	$(398,431)							$(398,431)
Net (loss) for the year ended 12/31/2013	—	—	—	—	—	—	—	—	—	$2,673,346	$2,673,346
Balance at December 31, 2013	$62,270	$62,270	$1,566,332,705	$11,938,355	$10,000	$100	—	$—	$1,936,969	$(18,111,962)	$(4,174,268)

The accompanying notes are an integral part of these financial statements.

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

Statements of Cash Flows

For the Years Ended December 31,

	2013	2012
Cash flows from operating activities:
Net (loss)	$2,673,346	$(9,953,841)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization of intangibles	180,413	33,437
(Gain) loss on change in valuation of derivative liability	(3,624,182)	1,923,525
Amortization of discount on debt	69,027	223,565
Non-cash interest on conversion of debt	—	7,068,493
Imputed interest on related party debt	28,300	6,267
Loss on disposal of intangible assets	27,900	—

Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(74,718)	292
Decrease (increase) in inventory	82,845	10,958
Increase in other current assets		(5,328)
Decrease (increase) in prepaid assets	12,293
Increase in accounts payable and
accrued expenses	382,296	323,381
Increase in due to related parties	(92,743)	128,990

Net cash from (used in) operating activities	(361,198)	(1,652,612)

Cash flows from investing activities:
Acquisition of intangible assets	—	(2,470)

Net cash (used in) investing activities	—	(2,470)

Cash flows from financing activities:
Revolving Line of Credit @ 5%	290,030	—
Preferred stock issued for compensation	—	75,000
Repayment of promissory notes & debentures	(85,046)	—
Decrease in derivative liabilities	(11,668)	—
Proceeds from issuance of trade debt	—	161,600

Net cash provided by financing activities	(363,408)	161,600

Net increase (decrease) in cash and cash equivalents	2,210	(6,131)

Cash and cash equivalents, beginning of year	829	6,960

Cash and cash equivalents, end of year	$3,039	$829

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:
Taxes Paid	$—	$—
Interest Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

KENERGY SCIENTIFIC, INC.

(Formerly known as SpeechSwitch, Inc.)

Statements of Cash Flows

Supplemental Schedule of Non-Cash Financing Activities:

For the year ended December 31, 2013:

a)	The Company issued an aggregate of 63,885,238 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $105,230. The difference in the market value and the reduction in debt of $25,600 was charged to beneficial interest in the amount of $79,630.

b)	Concurrent with the issuance of the wrap around agreement to ATG, Inc. and the cancelation of the wrap around agreement with EPIC Worldwide, Inc., the Company reclassified $26,050 of accrued interest into convertible debt.

c)	The Company issued an aggregate of 11,200,000 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $248,000. The difference in the market value and the reduction in debt of $5,600 was charged to beneficial interest in the amount of $242,400.

d)	The Company issued an aggregate of 1,202,057,500 shares of Class A common stock to Mr. Glynn as repayment of $120,823 of deferred compensation that Mr. Glynn earned in 2009 and 2010. These shares contain a restrictive legend whichwill limit Mr. Glynn’s ability to liquidate these into the open market.

e)	The Company issued an aggregate of 58,102,182 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $121,066. The difference in the market value and the reduction in debt of $45,000 was charged to beneficial interest in the amount of $76,066.

f)	The Company issued 75,000 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2013.

g)	The Company issued an aggregate of 132,365,250 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $254,464. The difference in the market value and the reduction in debt of $24,969 was charged to beneficial interest in the amount of $229,495.

h)	The Company consented to the assignment of $76,600 due to Charles Basner to Southridge Partners II LP and Star City Capital, LLC and their affiliates. Amounts paid to Charles Basner for these assignments were reinvested in the Company and the Company issued replacement notes for the same amounts.

i)	The Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged.

Forensic accounting and records keeping indicates that all the above arrangements were primarily with friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover, most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void.

For the year ended December 31, 2012:

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

DECEMBER 31, 2013 and 2012

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

On May 5, 2011, the Company amended its Certificate of Incorporation to reflect the reverse stock split authorized by the Board of Directors and adopted by the shareholders on January 19, 2012. The effect of this amendment was to reduce the authorized shares from 20,000,000,000 to 25,000,000. All references in the financial statements and the notes to the financial statements and number of shares have been retroactively restated to reflect the 1:800 reverse stock split on Class A common shares.

On February 4, 2012, the Company announced that they would be closing their GreenSmart store and “would seek a new business entity acquisition to change its direction and its financial status”. On March 1, 2013, the Company announced that they had closed the GreenSmart store and the goods and contents were sold out at a 60% discount to loyal customers and debtors for a reduction of some debts.

On June 26, 2012, Kenneth Glynn executed a non-binding Letter of Intent with Mina Mar Group Inc (“MMG”) that sets forth the general terms and conditions of an agreement for MMG to purchase shares of stock in Kenergy Scientific, Inc. to acquire control of KNSC for the purpose of operating two separate subsidiaries. One subsidiary is an EU and (Seychelles in transition) based financial services type organization Pan Tuffa Holdings which operates and maintains a substantial size of operation of Internet based properties such as (SPOTFX) www.spotfx.com, (OPTIONS) www.optionese.com and (PRECIOUS METALS DEALER) www.trustvault.com. The second subsidiary is a Canadian based advertising media company named Sparx Business Media Inc. The media company represents or acts as a sales agent with other advertising aggregators for approximately 140 nationwide radio stations in Canada and markets such as Toronto Ottawa and Vancouver.

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

Products and Services

The following description of the Company’s business is intended to provide an understanding of the Company product and the direction of the Company’s initial marketing strategy. As the new product development is in its early development stages, any focus described in the following pages may change and different initiatives may be pursued, at the discretion of Management. The Company areas of development and recent activities include:

(a)	On June 18, 2009, the Company acquired rights and ownership from GlynnTech, Inc. of technology and pending patent applications relating to cancer treatment drug delivery systems, and the technology transfer into the Company included a prototype, numerous variations on designs, CAD drawings, pending patent applications, risk analysis studies, development history and presentation documents. The sale was “at market value” of GlynnTech, Inc. in the amount of $425,000.00. The business objective was to transfer a potentially significant profit opportunity from GlynnTech, Inc. to Kenergy Scientific, Inc. Three presentations had previously been made to pharmaceutical industry candidates and feedback indicated a high level interest in potential purchase of this technology following FDA approval of this product.

(b)	In solar power energy production systems, the Company is reviewing numerous models of solar photovoltaic panels and converters, as well as unique aftermarket opportunities. The Company intends to partner with installers and market home, office and commercial solar panels through various media.

(c)	In the wind power energy production systems, ten companies will review various micro-turbine products to license and resell.

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

The following individuals were elected to the Board of Directors effective June 30, 2013

·   Zoran Cvetojevic Chairman of the Board and CEO

·   Jelena Cvetojevic

·   Andrea Zecevic

·   Hugo Rubio

Resignations:

Charles Zein President (Subsequently resigned on July 26, 2013)

Manuel Canales CEO / COO (Subsequently terminated on September 13, 2013)

Teresa Rubio Secretary and Treasurer (Subsequently resigned on July 4, 2013)

· Andrea Zecevic, Director (Subsequently resigned on July, 4 2013)

· Hugo Rubio, Director (Subsequently resigned on July 4, 2013)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has relied on GlynnTech, Inc. for administrative, management, research and other services.

As of December 31, 2013, the Company had a negative cash flow from operating activities, negative working capital and limited availability to raise new capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The new management that acquired controlling shares of the Company recently, has provided financing to the Company through revolving line of credit from one of its group company and has also recorded sales showing some positive signs of generating cash flow from operations.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

F-9

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2013 and 2012, advertising expense amounted to $0 and $2,110, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2013 and 2012.

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

As defined in ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted this statement and determined that as under the new management the Company is no longer in the business of power energy production systems or related products so the related intangible assets have been written off during the year.

k) Long lived assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. On indication of  impairment in value, the carrying value of intangible assets have been adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

The computation of income (loss) per share is as follows:

	December 31, 2013	December 31, 2012
Basic net (loss) per share computation :
Net profit / (loss) attributable to common stockholders	$4,969,690	$(9,953,841)
Weighted-average common shares outstanding	1,566,332,705	252,712,042
Basic net (loss) per share attributable to common stockholders	$(0.00)	$(0.04)

Diluted net (loss) per share computation :
Net (loss) attributable to common stockholders	$4,969,690	$(9,953,841)
Weighted-average common shares outstanding	1,566,332,705	252,712,042
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	—	—
Total adjusted weighted-average common shares outstanding	1,566,332,705	252,712,042
Diluted net (loss) per share attributable to common Stockholders	$(0.00)	$(0.04)

Forensic accounting and records keeping indicates that these convertible debentures were issued primarily to friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward, none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void.

m) Concentrations of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. For the years ended December 31, 2013 and 2012 no customer accounted for more than 10% of the revenues or accounts receivable balance. It is the Company policy to collect an advance from the customer prior to delivery of the product or service.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured cash balances at December 31, 2013 and 2012.

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

 F11

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

p) Reclassification

Certain reclassifications have been made to confirm the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

q) Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 5 - INTANGIBLE ASSETS

At December 31, 2013 and 2012, intangible assets consist of the following:

		2013	2012
Speech-enabled auto dialer		$17,025	$17,025
Cancer drug delivery system		182,600	182,600
“Green” trademark applications		2,045	2,045
Kenergy patent portfolio		54,870	54,870
Smart Bell		5,000	5,000
Less: accumulated amortization		(261,640)	(107,019)
Intangible assets, net	$	-----	$154,621

As defined in ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted this statement and determined that as the new management has no intention to continue the business relating to power production systems and its related products, the intangible assets no longer has any value to the Company. The total book value of assets has been written off and charged to the statement of operations in the current year.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Accounts payable	$572,542	$389,761
Accrued interest	487,348	455,191
Accrued liabilities	267,215	73,882
	$1,327,105	$918,834

NOTE 7 - RELATED PARTY TRANSACTIONS

On June 1, 2009 and June 2, 2009, the Company issued two (2) one-year promissory notes in the aggregate of $37,000 to GlynnTech, Inc, for GlynnTech to assume a like amount of current obligations that the Company was unable to pay from current operations. The debt was due on or before the 1 st anniversary and was interest free.

On June 18, 2009, the Company acquired the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) $100,000 one-year promissory notes. The promissory notes were due on or before the 1 st anniversary of the notes and were interest free.

On December 30, 2009, the Company completed the transfer of the patent rights and technology relating to cancer drug delivery systems developed by GlynnTech, Inc. by the issuance of three (3) one-year promissory notes for the aggregate amount of $125,000. The promissory notes are due on or before the 1 st anniversary of the notes and are interest free.

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

On May 27, 2010, the Company issued an aggregate of 7,057,333 (5,645,862,500 pre-reverse stock split) shares of Class A common stock and 10,000 shares of Class B common stock to Mr. Glynn in settlement of $509,425 (items #1 and #2 above) of promissory notes and accrued interest due to Mr. Glynn. These shares contain a restrictive legend whichwill limit Mr. Glynn from liquidating these into the open market.

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

During the three years ended December 31, 2012, GlynnTech, Inc and Mr. Glynn have paid some bills on behalf of the Company. As of December 31, 2012, the aggregate amount due for these payments is $28,797.

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

On June 30, 2013, Mr. Glynn assigned the remaining balance of his notes and deferred compensation to Mina Mar Group pursuant to the terms of the LOI between himself and Mina Mar Group executed on May 31, 2013. The outstanding balance at December 31, 2013 was $0.

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

Forensic accounting and records keeping indicates that these were primarily friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $1,154,814. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $613,148. The Company has not done valuation of derivative in 2013 as these transactions have become void, see below.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the six months ended June 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $816,899 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $450,598 on the fluctuation in the current market prices. The Company has not done valuation of derivative in 2013 as these transactions have become void, see below.

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

During the year ended December 31, 2012 the Company issued an aggregate of 63,885,238 shares of Class A common stock to Asher for repayment of debt valued at $105,230. The difference in the market value and the reduction in debt of $25,600 was charged to beneficial interest in the amount of $79,630. During the year ended December 31, 2013 the Company issued an additional 363,852,814 shares of Class A common stock to Asher for repayment of debt valued at $113,498. The difference in the market value and the reduction in debt and accrued interest of $30,200 was charged to beneficial interest in the amount of $83,298. However, these transactions have become void due to which these liabilities have been written off in current financial statements.

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

On March 6, 2012, the Company consented to the cancellation of the wrap around agreement with EPIC Worldwide and the reassignment of a new wrap around agreement with ATG, Inc. for $50,000 plus accrued interest of $26,050. Concurrent with the cancellation of the wrap around agreement, the Company also recorded a Gain on Valuation of Derivative in the amount of $154,201 on the retirement of the derivative liability.

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

During the year ended December 31, 2013, the Company issued an aggregate of 169,190,000 shares of Class A common stock for repayment of $8,460 of convertible debt and interest to Vera Group in lieu of cash pursuant to the terms of the various Securities Transfer Agreements.

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

Forensic accounting and records keeping indicates that all the above liabilities were primarily to friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void. As these liabilities are no longer valid, the debts have been written off in these financial statements.

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

Forensic accounting and records keeping indicates that all the above liabilities were primarily to friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void. As these liabilities are no longer valid, the debts have been written off in these financial statements.

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

For the year ended December 31, 2013, the Company had the following transactions in its Preferred stock:

i)

The Company issued an aggregate of 86,304,147 shares of Class A common stock in exchange for an aggregate of 12,730 shares of Preferred Stock, $1.00 par value, to Southridge Partners II LP, pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.

Forensic accounting and records keeping indicates that this was primarily to friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void.

b) Class A Common Stock

As of December 31, 2013 and December 31, 2012, there are 10,000,000,000 and 4,000,000,000 shares, respectively, of Class A Common Stock authorized, no par value, and 5,217,475,719 and 1,480,028,558 shares, respectively, were issued and outstanding.

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

For the year ended December 31, 2013, the Company had the following transactions in its Class A common stock:

(a)	The Company issued an aggregate of 363,852,814 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $113,498. The difference in the market value and the reduction in debt of $30,200was charged to beneficial interest in the amount of $83,298.
(b)	The Company issued an aggregate of 918,100,200 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $173,198. The difference in the market value and the reduction in debt of $48,553was charged to beneficial interest in the amount of $124,645.
(c)	The Company issued an aggregate of 169,190,000 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $23,735. The difference in the market value and the reduction in debt of $8,460was charged to beneficial interest in the amount of $15,275.
(d)	The Company has issued an aggregate of 86,304,147 shares of Class A common stock upon conversion of an aggregate of 12,730 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.
(e)	The Company issued 2,200,000,000 shares of Class A common stock to Mr. Glynn as repayment of $88,000 of deferred compensation and accrued interest that Mr. Glynn earned in 2009, 2010 and 2011. These shares contain a restrictive legend which will limit Mr. Glynn’s ability to liquidate these into the open market.

Forensic accounting and records keeping indicates that these were primarily friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void.

c) Class B Common Stock

As of December 31, 2013, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of December 31, 2013, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record.  Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata.  As of September 30, 2013, no shares were issued or outstanding.

NOTE 12 – ADDITIONAL PAID-IN CAPITAL

The loans are non-interest bearing, unsecured and due at various times up to December 31, 2013 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $45,620 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

NOTE 13 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the years ended December 31, 2013 and 2012.

NOTE 14 - INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2013	2012
Federal income tax rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(4.1)%	(4.1)%
Effect of valuation allowance	38.1%	38.1%
Effect income tax rate	0.0%	0.0%

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

At December 31, 2013 and 2012 deferred tax assets consist of the following:

	2013	2012
Deferred tax assets	$526,000	$986,000
Less: valuation allowance	(526,000)	(986,000)
Net deferred tax asset	$0	$0

At December 31, 2013 and 2012, the Company had federal net operating loss carry forwards in the approximate amounts of $2,925,000 and $2,250,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

On July 1, 2012, the Company entered into a one (1) year employment agreement with Mr. Glynn to serve as President and CEO of the Company at an annual base salary of $144,000 for the 1 st year. At present, Mr. Glynn is not drawing any cash salary and his entire earned salary is being deferred.

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

NOTE 16 - SUBSEQUENT EVENTS

There is no significant subsequent event that is to be recorded up to the date of filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2014	KENERGY SCIENTIFIC INC. Registrant By: /s/ZORAN CVETOJEVIC ZORAN CVETOJEVIC CHIEF EXECUTIVE OFFICER

Date: April 8, 2014	By: /s/ JELENA CVETOJEVIC JELENA CVETOJEVIC DIRECTOR