Form 10-Q
period 2014-03-31
Kenergy Scientific, Inc.
filed 2014-06-17
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: 01/01/2014 to 03/31/14

KENERGY SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

New Jersey	333-120507	20-1862816
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

999 Wonderland Rd, Building Tingxiang, Suite 703, Nanchang, China, JX330009

(Address of Principal Executive Offices) (Zip Code)

866-520-2370

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 62,270 shares outstanding of Preferred Stock, par value $1.00 per share; 5,432,475,719 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of June 11, 2014.

KENERGY SCIENTIFIC, INC.

TABLE OF CONTENTS

	Part I – Financial Information	Page

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets – March 31, 2014 and December 31, 2013	1

	Condensed Statements of Operations – Three months Ended march 31, 2014 and 2013
		2

	Condensed Statements of Operations – Three months Ended March 31, 2014 and 2013
		3 - 4

	Notes to Condensed Financial Statements	5 - 21

Item 2.	Management’s Discussion and Analysis of Financial Position And Results of Operations	21

Item 4.	Controls and Procedures	24

	Part II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and do not contain financial statements audited or reviewed by an independent registered public accounting firm for the three months ended March 31, 2014 and 2013 or the year ended December 31, 2013.

Part 1. Financial Statements

Item 1 - Financial Statements

KENERGY SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$2,024	$3,039
Accounts receivable, net of allowance for doubtful accounts of $3,479	72,493	74,903
Inventory	—	—
Prepaid and other current assets	—	—
Total current assets	74,517	77,942
Property and equipment, net	4,437	4,625
Intangible assets, net and security deposits	—	—
Total assets	$78,954	$82,567

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	1,283,414	$1,327,105
Due to related parties	120,719	107,731
Revolving Line of Credit from Mina Mar Group @5%	290,030	290,030
Notes Payable	186,600	186,600
Promissory note due to related parties	75,000	75,000
Convertible promissory note, net of unamortized debt discount	180,000	180,000
Convertible debentures, net of unamortized debt discount	1,279,598	1,279,598
Derivative liabilities	810,771	810,771
Total current liabilities	4,226,132	4,265,835

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 62,270
issued and outstanding, respectively	62,270	62,270
Common stock:
Class A – no par value; authorized 10,000,000,000 shares;
5,432,475,719 and 1,480,028,558 shares issued and outstanding, respectively (see note 11)	11,938,355	11,938,355
Class B - $.01 par value; authorized 50,000,000
Shares; 20,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000
Shares; no shares issued and outstanding	—
Additional paid-in capital	1,936,969	1,936,969
Accumulated deficit	-18,084,872	-18,111,962
Total stockholders' deficit	-4,147,178	-4,174,268

Total liabilities and stockholders' deficit	$78,954	$82,567

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Net sales	165,655	5,145
Cost of sales	76,422	4,966
Gross margin (loss)	89,233	179

Operating expenses:
General and administrative expenses	48,969	142,746
Depreciation and amortization	188	8,967

Total operating expenses	49,156	151,713

Profit / (Loss) from operations	40,077	(151,534)

Other income (expense):
Interest expense	(12,988)	(230,696)
Amortization of debt discount	—	(52,762)
Gain (loss) on valuation of derivative	—	1,317,233
Total other income (expense)	(12,988)	1,033,775
Income (loss) from operations before Income taxes	27,090	(882,241)

		(1,835,338)

Provision for income taxes	—	—

Net income (loss) attributable to common shares	27,090	(882,241)

Basic income (loss) per common share		(0)
Diluted income (loss) per common share	0.00	0.10

Weighted average shares outstanding -
Basic (see note 5)	1,566,332,705	1,949,070,779
Diluted (see note 5)	1,566,332,705	4,000,000,000

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended
	March 31, 2014	March 31, 2013

Net income (loss)	$27,090	$(1,835,338)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	188	7,666
(Gain) loss on valuation of derivative	—	1,611,049
Amortization of debt discount	—	36,694
Beneficial interest on conversion of debt	—	7,048
Imputed interest on related party debt	12,988	1,948
Changes in assets and liabilities:
Decrease in accounts receivable	2,410	39
Decrease (increase) in inventories	—	(249)
Decrease (increase) in prepaid expenses	—	44
Increase in accounts payable and accrued Liabilities	(43,691)	100,943
Increase in amounts due to related parties	—	32,500
Net cash (used in) operating activities	(1,015)	(37,304)

Cash flows from investing activities:
Purchase of intangible assets	—	2,470)
Net cash (used in) investing activities	—	(2,470)

Cash flows from financing activities:
Issuance of promissory notes	—	37,500
Net cash provided by financing activities	—	37,500

Net (decrease) in cash and cash equivalents	(1,015)	(2,274)

Cash and cash equivalents at beginning of period	3,039	6,960

Cash and cash equivalents at end of period	$2,024	$4,686

SUPPLEMENTAL CASH FLOW INFORMATION:

Taxes paid	$—	$—
Interest paid	$—	$—

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the three months ended March 31, 2014:

No material non-cash financing activities happened during the three months ended March 31, 2014.

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

For the three months ended March 31, 2013:

a)	The Company issued an aggregate of 383,852,814 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $113,498. The difference in the market value and the reduction in debt of $30,200 was charged to beneficial interest in the amount of $83,298.
b)	The Company issued an aggregate of 536,528,400 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $135,041. The difference in the market value and the reduction in debt of $29,474 was charged to beneficial interest in the amount of $105,567.
c)	The Company issued an aggregate of 68,156,800 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $13,631. The difference in the market value and the reduction in debt of $3,408 was charged to beneficial interest in the amount of $10,223.
d)	The Company has issued an aggregate of 43,142,857 shares of Class A common stock upon conversion of 6,040 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.
e)	The Company consented to the assignment of $23,400 due to Charles Basner to Star City Capital, LLC and their affiliates. Some of the amounts paid to Charles Basner for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
f)	The Company consented to the assignment of $25,000 due to Stuart W. DeJonge to Star City Capital, LLC and their affiliates. Some of the amounts paid to Stuart W. DeJonge for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
g)	The Company consented to the assignment of $25,000 due to Opal Marketing Corp. to Star City Capital, LLC and their affiliates.
h)	The Company issued 10,000 shares of Preferred Class B stock to Zoran Cvetojevic for his service at CEO.

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

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

On March 31, 2014, the Company appointed Rajesh Babaria and Rajesh Dholakiya as co-chairs in the position of CTO.

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

The following individuals were elected to the Board of Directors effective June 30, 2013

· Zoran Cvetojevic Chairman of the Board and CEO

· Jelena Cvetojevic

· Andrea Zecevic

· Hugo Rubio

Resignations:

Charles Zein President (Subsequently resigned on July 26, 2013)

Manuel Canales CEO / COO (Subsequently terminated on September 13, 2013)

-	Teresa Rubio Secretary and Treasurer (Subsequently resigned on July 4, 2013)
-	Andrea Zecevic, Director (Subsequently resigned on July, 4 2013)
-	Hugo Rubio, Director (Subsequently resigned on July 4, 2013)

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

For the three months ended March 31, 2014, the Company had a negative cash flow from operations, negative working capital and a loss from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The new management that acquired controlling shares of the Company recently, has provided financing to the Company through revolving line of credit from one of its group company and has also recorded sales showing some positive signs of generating cash flow from operations.

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2013 unaudited financial statements and the accompanying notes thereto. The financial statements that were reported in the Company’s Form 10-K for the fiscal year ended December 31, 2013 do not contain audited financial statements audited by an independent registered public accounting firm. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2014 and December 31, 2013.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of March 31, 2014 and December 31, 2013, the Company believes it has no significant risk related to its concentration within its accounts receivable.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance

Corporation up to $250,000. There were no uninsured cash balances at March 31, 2014 and December 31, 2013.

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

	Three months Ended	Three months Ended
	March 31, 2014	March 31, 2013

Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$27,090	$882,241
Weighted-average common shares outstanding (see below)	1,566,332,705	1,949,070,779
Basic net income (loss) per share attributable to common stockholders (see below)	$0.00	$0.00

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$27,090	$882,241
Weighted-average common shares outstanding (see below)	1,566,332,705	1,949,070,779
Incremental shares attributable to the assumed conversion of
Convertible debenture and convertible promissory note	—	2,050,929,221
Total adjusted weighted-average shares	1,566,332,705	4,000,000,000
Diluted net income (loss) per share attributable to common stockholders (see below)	$0.00	$0.00

At March 31, 2014, the Company had common stock equivalents of 1,566,332,705, and at March 31, 2013 the Company had common stock equivalents of 2,491,709,429.

NOTE 6 INCOME TAXES

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

At March 31, 2013 and December 31, 2012 deferred tax assets consist of the following:
	2014	2013
Deferred tax assets	$526,000	$1,035,000
Less: valuation allowance	(526,000)	(1,035,000)
Net deferred tax asset	$0	$0

At March 31, 2014 and December 31, 2013, the Company had federal net operating loss carry forwards in the approximate amounts of $2,897,000 and $2,925,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 RELATED PARTY TRANSACTIONS

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

NOTE 8 CONVERTIBLE PROMISSORY NOTE AND DERIVATIVE LIABILITY (RELATED PARTY)

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

NOTE 9 CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY

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

NOTE 10 PROMISSORY NOTES

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

For the three months ended March 31, 2014, the Company had no transactions in its Class A common stock.

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

c) Class B Common Stock

As of March 31, 2014, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 20,000 shares were issued and outstanding .. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of March 31, 2014, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of March 31, 2013, no shares were issued or outstanding.

NOTE 12 ADDITIONAL PAID-IN CAPITAL

The loans are non-interest bearing, unsecured and due at various times up to March 31, 2014 and are included in the loans payable, related party balance. However, ASC 835-30 “Imputation of Interest” has been applied to impute the interest on loan from June 1, 2009 as there was no interest rate stipulated in the agreements. An accumulation of $58,608 has been imputed as interest over the periods and as per ASC 835-30, has been credited to Additional paid-in capital.

NOTE 13 STOCK OPTIONS

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plans, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company has not issued any stock options as of March 31, 2014.

NOTE 14 NEW ACCOUNTING PRONOUNCEMENTS

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 15 COMMITMENTS AND CONTINGENCIES

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

Forensic accounting and records keeping indicates that most of the debentures and promissiory notes were issued primarily to friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void. The Company is currently showing these liabilities in the books but contesting against it.

NOTE 16 SUBSEQUENT EVENTS

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2013 entitled “Risk Factors”.

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

Results of Operations

The Company changed the its business activity from selling of solar powered products to a business marketing and media Company from July 2013. During the three months ending March 31, 2014, the Company sold $165,655 of media products and services as compared to $5,145 for the three months ending March 31, 2013

Total operating expenses decreased to $40,077 for the three months ended March 31, 2014, as compared to 151,713 for the same period in the prior year.

Total income (expense) for the three months ended March 31, 2014 was $27,090 as compared to the loss of $1,835,355 for the three months ended March 31, 2013.

Net income for the three months ended March 31, 2014 was $27,090 as compared to a net loss of $1,835,355 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Kenergy Scientific has incurred substantial cash losses in previous years due to which it required financing for working capital to meet its operating obligations.

The Company needs working capital funds to implement business plan and continue the operating activities. Through change in business operations from dealing in solar powered products to business dealing in Shell Sales and IR, the funding requirements have changed significantly. For the three months ended months March 31, 2014, the Company had a net decrease in cash of $1,015 with the principal sources / uses of funds were as follows:

Cash used by operating activities. The Company used $1,015 in net cash for operating activities for the three months ended March 31, 2014 and used $37,304 in net cash for operating activities for the three months ended March 31, 2014.

Cash used by investing activities. The Company did not do any investing activity during the three months period ended 31 March 2014. The Company used $2,470 in cash for investing activities for the three months ended March 31, 2014. These amounts were for the prosecution and filings related to the Company’s patent portfolio.

Cash provided by financing activities. For the three months ended March 31, 2014, the Company provided $0 in financing activities. For the three months ended March 31, 2013, the Company provided $37,500 in financing activities through the revolving line of credit of $1.0 million from Mina Mar Group to meet the working capital requirements.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31,2014.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Kenergy Scientific, Inc.		June 13, 2014

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 13, 2014

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic
Chief Executive Officer

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.