Form 10-Q
period 2014-06-30
Kenergy Scientific, Inc.
filed 2014-08-19
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120507

KENERGY SCIENTIFIC, INC.

(Exact name of the Registrant)

New Jersey		20-1862816
(State of Incorporation)		(I.R.S. Employer ID Number)

999 Wonderland Rd,
Building Tingxiang, Suite 703
Nanchang, China		JX330009
(Address of Principal Executive Offices)		(Zip Code)

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

62,270 shares outstanding of Preferred Stock, par value $1.00 per share 6,684,465,174 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of August 14, 2014.

KENERGY SCIENTIFIC, INC.

TABLE OF CONTENTS

	Part I – Financial Information	Page

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets – June 30, 2013 and June 30, 2014
	Notes to Condensed Financial Statements	7-21
Item 2.	Management’s Discussion and Analysis of Financial Position And Results of Operations	22-23
Item 4.	Controls and Procedures	24
	Part II – Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 6.	Exhibits	25

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the three months ended June 30, 2014 do not contain financial statements audited or reviewed by an independent registered public accounting firm for the three months ended June 30, 2013 and June 30, 2014.

Part 1. Financial Statements

Item 1 - Financial Statements

KENERGY SCIENTIFIC, INC. CONDENSED BALANCE SHEETS
	June 20, 2014	December 31, 2013
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$-	$3,039
Accounts receivable, net of allowance for doubtful accounts of $3,479	78,458	74,903
Inventory	-	-
Prepaid and other current assets	-	-
Total current assets	78,458	77,942
Property and equipment, net	4,305	4,625
Intangible assets, net and security deposits
Total assets	$82,763	$82,567

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	1,754,182	$1,327,105
Due to related parties	132,408	107,731
Revolving Line of Credit from Mina Mar Group @5%	290,030	290,030
Notes Payable	750,000	186,600
Promissory note due to related parties	75,000	75,000
Convertible promissory note, net of unamortized debt discount	-	180,000
Convertible debentures, net of unamortized debt discount	-	1,279,598
Derivative liabilities	-	810,771
Total current liabilities	3,001,620	4,265,835

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 62,270 issued and outstanding, respectively	62,270	62,270

Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 5,217,475,719 and 1,480,028,558 shares issued and outstanding, respectively (see note 11)	13148300	11938355
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding		-
Additional paid-in capital	1,936,969	1,936,969
Accumulated deficit	(18,066,496)	(18,111,962)
Total stockholders' deficit	(2,918,857)	(4,174,268)

Total liabilities and stockholders' deficit	$82,763	$82,567

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC .

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended		Three months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net sales	$289,896	$8,052	$124,241	$2,363
Cost of sales	133,738	7,582	57,317	2,127

Gross margin (loss)	156,158	470	66,924	236

Operating expenses:
General and administrative expenses	85,696	217,433	36,727	74,687
Depreciation and amortization	320	18,026	132	9,059

Total operating expenses	86,016	235,459	36,859	83,746

Profit / (Loss) from operations	70,142	(234,989)	30,065	(83,510)

Other income (expense):
Interest expense	(24,677)	(415,126)	(11,689)	(184,430)
Other income	-	17,090	-	17,090
Amortization of debt discount	-	(61,082)	-	(8,320)
Gain (loss) on valuation of derivative	-	3,298,434	-	1,981,201

Total other income (expense)	(24,677)	2,839,316	(11,689)	1,805,541

Income (loss) from operations before Income taxes	45,465	2,604,327	18,376	1,722,031

Provision for income taxes	-	-	-	-

Net income (loss) attributable to common Shares	$45,465	$2,604,327	$18,376	$1,722,031

Basic income (loss) per common share	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding -
Basic (see note 5)	5,217,475,719	2,613,517,549	2,491,709,429	3,270,662,706
Diluted (see note 5)	10,000,000,000	10,000,000,000	10,000,000,000	10,000,000,000

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC. .

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$45,465	$2,604,327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	320	18,026
(Gain) loss on valuation of derivative	-	(3,298,434)
Amortization of debt discount	-	61,082
Beneficial interest on conversion of debt	-	355,433
Imputed interest on related party debt	24,677	2,325
(Gain) on disposal of intangible assets	-	(17,090)
Changes in assets and liabilities:
Decrease / (Increase) in accounts receivable	(3,555)	61
Decrease in inventories	-	82,845
Decrease in prepaid expenses	-	4,671
Increase in accounts payable and accrued Liabilities	427,077	64,782
Increase in amounts due to related parties	750,000	71,165
Net cash (used in) operating activities	1,243,984	(50,807)

Cash flows from investing activities:
Purchase of intangible assets	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Settlement of debts - convertible liabilities	(2,456,968)
Issuance of shares	1,209,945
Issuance of promissory notes		50,000
Net cash provided by financing activities	(1,247,023)	50,000

Net Increase / (decrease) in cash and cash equivalents	(3,039)	(807)

Cash and cash equivalents at beginning of period	3,039	829

Cash and cash equivalents at end of period	$-	$22

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Financing Activities:

For the six months ended June 30, 2014

Forensic accounting and records keeping indicates that most of the debt arrangements made by the Company were primarily with friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover, most had conversion rights at 0.00001 below the Company par value of 0.0001 thus making the transaction void.

The Company settled most of the debt claims during the quarter and settled with issuance of shares.

For the six months ended June 30, 2013:

a)	The Company issued an aggregate of 383,852,814 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $113,498. The difference in the market value and the reduction in debt of $30,200 was charged to beneficial interest in the amount of $83,298.
b)	The Company issued an aggregate of 536,528,400 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $135,041. The difference in the market value and the reduction in debt of $29,474 was charged to beneficial interest in the amount of $105,567.
c)	The Company issued an aggregate of 68,156,800 shares of Class A common stock for repayment of convertible debenture and accrued interest in lieu of cash, valued at $13,631. The difference in the market value and the reduction in debt of $3,408 was charged to beneficial interest in the amount of $10,223

d)	The Company has issued an aggregate of 43,142,857 shares of Class A common stock upon conversion of 6,040 shares of Convertible Preferred Shares with Southridge Partners pursuant to the terms of the Equity Purchase Agreement finalized on July 16, 2012.
e)	The Company consented to the assignment of $23,400 due to Charles Basner to Star City Capital, LLC and their affiliates. Some of the amounts paid to Charles Basner for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
f)	The Company consented to the assignment of $25,000 due to Stuart W. DeJonge to Star City Capital, LLC and their affiliates. Some of the amounts paid to Stuart W. DeJonge for these assignments were reinvested in the Company and the Company issued replacement notes for these amounts.
g)	The Company consented to the assignment of $25,000 due to Opal Marketing Corp. to Star City Capital, LLC and their affiliates.

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDSIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

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

The Company entered into a purchase agreement with Pan Tuffa Holdings which operates and maintains a substantial size of operation of Internet based properties (SPOTFX) www.spotfx.com (OPTIONS) www.optionese.com and (PRECIOUS METALS DEALER) www.trustvault.com.

In August 2013, the Company terminated the agreement with Pan Tuffa Holdings.

In August 2013, the Company entered into a purchase agreement with Sparx Business Media, Inc., a Canadian based advertising media company. The media company represents or acts as a sales agent with other advertising aggregators for approximately 140 nationwide radio stations in Canada and markets such as Toronto Ottawa and Vancouver.

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

 In February 2013, the Company closed it’s green friendly retail store and started the process of winding down that line of business. Kenergy continued to sell off the remaining products until discontinuing its business line upon selling the Company. At that time, Kenergy announced it was pursuing new acquisitions and moving in a new business direction.

On August 14, 2013, the Company commenced operations of a wholly owned media company under the brand name Sparx Business Media Inc. and earned licensing revenue from Sparx.

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

Acquisitions may be foreign acquisitions, which would add additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

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

Sales and Marketing

Sparx is a marketing agency that offers cyber media, print media, and media placement to its clients.

As part of its strategy to attract and retain new clients, Sparx maintains its own website. www.sparxbusinessmedia.com. In addition, the company contracts with independent marketing representative to contact potential clients that include private and public companies.

Kenergy Scientific’s Management

The following individuals were appointed to the Board of Directors effective September 13, 2013

•	Zoran Cvetojevic Chairman of the Board and CEO
•	Jelena Cvetojevic, Board Member

Note 3 Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

For the three months ended June 30, 2014, the Company has negative working capital with a minor positive cash flow from operations. These matters had raised substantial doubt about the Company's ability to continue as a going concern. The new management that acquired controlling shares of the Company recently, has provided financing to the Company through revolving line of credit from one of its group company and has also recorded sales showing some positive signs of generating cash flow from operations.

Note 4 Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the March 31, 2014 unaudited financial statements and the accompanying notes thereto. The financial statements that were reported in the Company’s Form 10-K for the fiscal year ended December 31, 2013 do not contain audited financial statements audited by an independent registered public accounting firm. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2014 and June 30, 2013.

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

k) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of June 30, 2014 and December 31, 2013, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

The computation of income (loss) per share is as follows:

	Six months Ended	Six months Ended
	June 30, 2014	June 30, 2013
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$45,465	$2,604,327
Weighted-average common shares outstanding (see below)	5,217,475,719	2,613,517,549
Basic net income (loss) per share attributable to common stockholders (see below)	$0.00	$0.00

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$45,465	$2,604,327
Weighted-average common shares outstanding (see below)	2,491,709,429	2,613,517,549
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	1,500,000,000	7,386,482,451
Total adjusted weighted-average shares	10,000,000,000	10,000,000,000
Diluted net income (loss) per share attributable to common stockholders (see below)	$0.00	$0.00

At June 30, 2013, the Company had common stock equivalents of 27,931,196,389, but when added to the common stock outstanding, they are in excess of the authorized capital, so the maximum authorized shares of 10,000,000,000 are shown for diluted earnings per common share calculations. At June 30, 2014 the Company had common stock equivalents of 1,625,949,715.

Note 6 Intangible Assets

As the Company changed its line of business, all the intangible assets were written off and at June 30, 2014, there was no balance of intangible assets.

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

At June 30, 2014 and June 30, 2013 deferred tax assets consist of the following:

	2014	2013
Deferred tax assets	$526,000	$1,056,000
Less: valuation allowance	(526,000)	(1,056,000)
Net deferred tax asset	$-	$-

At June 30, 2014 and June 30, 2013, the Company had federal net operating loss carry forwards in the approximate amounts of $0 and $2,925,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Forensic accounting and records keeping indicates that all the above liabilities were primarily to friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void. These liabilities were no longer valid and the Company settled its liabilities with the debt holders during the quarter through issuance of shares and the debts have been written off in these financial statements.

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

Forensic accounting and records keeping indicates that all the above liabilities were primarily to friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheques or wires. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void. These liabilities were no longer valid and the Company settled its liabilities with the debt holders during the quarter through issuance of shares and the debts have been written off in these financial statements.

Note 12 Capital Stock

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

c) Class B Common Stock

As of June 30, 2014, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share and 10,000 shares were issued and outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Kenergy Scientific, Inc. had ever issued its Class A Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

d) Class C Common Stock

As of June 30, 2014, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive the Company’s net assets pro rata. As of September 30, 2013, no shares were issued or outstanding.

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

Note 17 Subsequent Events

On July 21, 2014, the majority shareholders entered into a Letter of Intent (“LOI”) with Creighton Hill Capital Partners, LLC for the purchase of the controlling shares in the Company. At this time, there has been no execution of the Stock Purchase Agreement.

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

Results of Operations

The Company changed the its business activity from selling of solar powered products to a business marketing and media Company from July 2013. During the three months ended March 31, 2014, the Company sales were $124,241as compared to $ 2,363 for the three months ended March 31, 2013. , This change is primarily due to the change in business activities and its discontinued operations through its retail GreenSmart store which closed the store front in the 1st quarter of 2013. The Company recorded revenue of $124,241 relating to media marketing deals during the three months ending June 30, 2014.

Gross margin for the six months ended June 30, 2014 and 2013 were $156,158 and $470, respectively. For the three months ended June 30, 2014 and 2013, gross margins were, $66,924 and $236, respectively. The significant increase in margin in this quarter is due to the change in business operations to Business Media and Marketing Services during the quarter by the new management through Sparx Business Media Services.

Total operating expenses increased by $126,156 for the six months ending June 30, 2014, as compared to the same period in the prior year. Total operating expenses for the quarter decreased by $19,106(14%) for the three months ended June 30, 2014, as compared to the previous quarter. The increase is primarily due to the change in operations from selling solar power products to dealing in marketing of businesses, selling of Shell companies and IR deals.

Total income (expense) from operations for the six months ended June 30, 2014 was $45,465 as compared to the profit of $2,839,316 for the six months ended June 30, 2013. This significant change was primarily attributed to the gain on revaluation of derivatives of $3,298,434 last year against no such gain in this year and no amortization of debt discount when compared to the same period last year. Total other income (expense) for the six months ended June 30, 2014 was (24,677) as compared to total other income of $2,839,316 for the six months ended June 30, 2013. This change was primarily attributed to favorable change relating to gain on revaluation of derivatives of $3,298,434 in the prior year.

Liquidity and Capital Resources

Kenergy Scientific has incurred substantial cash losses in previous years due to which it required financing for working capital to meet its operating obligations. The new management was able to arrange financing through revolving line of credit of $1,000,000 with the balance of $290,030 drawn as of June 30, 2014.

The Company needs working capital funds to implement its business plan and continue the operating activities. In 2013 through change in business operations from dealing in solar powered products to business dealing in Shell Sales and IR, the funding requirements have changed significantly. For the three months ended June 30, 2014, the Company had a net decrease in cash of $3,039 with the principal sources / uses of funds were as follows:

Cash used by operating activities. The Company generated $1,243,984 in cash for operating activities for the six months ended June 30, 2014 through increase in liabilities and used $50,807 in cash for operating activities for the six months ended June 30, 2013.

Cash used by investing activities. The Company did not do any investing activity during the six months period ending June 30, 2014. The Company used $0in cash for investing activities for the six months ending June 30, 2013. These amounts were for the prosecution and filings related to the Company’s patent portfolio.

Cash provided by financing activities. For the six months ending June 30, 2014, the Company provided $290,030 in financing activities through the revolving line of credit of $1.0 million from Mina Mar Group to meet the working capital requirements. During the quarter, the Company issued its shares in settlement of its debts (including debentures and convertible debts) through issuance of shares. For the six months ended June 30, 2013, the Company provided $0 in financing activities by the issuance of promissory notes to unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2014.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended June 30, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Kenergy Scientific, Inc. August 15, 2014

By: /s/ Zoran Cvetojevic

Zoran Cvetojevic

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 15, 2014

By: /s/ Zoran Cvetojevic

Zoran Cvetojevic

Chief Executive Officer

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.