Form 10-Q
period 2014-09-30
Kenergy Scientific, Inc.
filed 2014-11-19
CIK 1307989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

(Note:  As a voluntary filer not subject to the filing requirements, the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months).

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

62,270 shares outstanding of Preferred Stock, par value $1.00 per share 6,684,465,174 shares outstanding of Class A Common Stock, no par value and 10,000 shares outstanding of Class B Common Stock, par value $.01 per share, as of November 17, 2014.

KENERGY SCIENTIFIC, INC.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4
	Condensed Balance Sheets – September 30, 2013 and September 30, 2014	4
	Condensed Statements of Operations for the Nine months and Three months ended September 30, 2014 and 2013	5
	Condensed Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013	5
	Notes to Condensed Financial Statements	8-19

Item 2.	Management’s Discussion and Analysis of Financial Position And Results of Operations	20-21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 6.	Exhibits	23

Signatures		24

2

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the three months ended September 30, 2014 do not contain financial statements audited or reviewed by an independent registered public accounting firm for the three months ended September 30, 2013 and September 30, 2014.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

KENERGY SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$–	$3,039
Accounts receivable, net of allowance for doubtful accounts of $3,479	83,726	74,903
Inventory	–	–
Prepaid and other current assets	–	–
Total current assets	83,726	77,942
Property and equipment, net	4,193	4,625
Intangible assets, net and security deposits	–	–
Total assets	$87,919	$82,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,730,606	$1,327,105
Due to related parties	141,316	107,731
Revolving Line of Credit from Mina Mar Group @5%	299,966	290,030
Notes Payable	750,000	186,600
Promissory note due to related parties	75,000	75,000
Convertible promissory note, net of unamortized debt discount	–	180,000
Convertible debentures, net of unamortized debt discount	–	1,279,598
Derivative liabilities	–	810,771
Total current liabilities	$2,996,888	$4,265,835

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 62,270 issued and outstanding, respectively	62,270	62,270

Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 6,684,465,174 and 5,217,475,719 shares issued and outstanding, respectively (see note 11)	13,148,300	11,938,355
Class B - $.01 par value; authorized 50,000,000 Shares; 10,000 shares issued and outstanding	100	100
Class C - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding		–
Additional paid-in capital	1,936,969	1,936,969
Accumulated deficit	(18,056,608)	(18,111,962)
Total stockholders' deficit	(2,908,969)	(4,174,268)

Total liabilities and stockholders' deficit	$87,919	$82,567

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended		Three months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net sales	$395,501	$210,226	$105,605	$202,174
Cost of sales	188,189	120,799	54,451	113,217

Gross margin (loss)	207,312	89,427	51,154	88,957

Operating expenses:
General and administrative expenses	116,914	289,979	31,218	72,546
Depreciation and amortization	432	152,138	112	134,112

Total operating expenses	117,346	442,117	31,330	206,658

Profit / (Loss) from operations	89,966	(352,690)	19,824	(117,701)

Other income (expense):
Interest expense	(34,613)	(600,394)	(9,936)	(185,268)
Other income	–	17,096	–	6
Amortization of debt discount	–	(69,027)	–	(7,945)
Gain (loss) on valuation of derivative	–	3,624,182	–	325,748

Total other income (expense)	(34,613)	2,971,857	(9,936)	132,541

Income (loss) from operations before Income taxes	55,353	2,619,167	9,888	14,840

Provision for income taxes	–	–	–	–

Net income (loss) attributable to common Shares	$55,353	$2,619,167	$9,888	$14,840

Basic income (loss) per common share	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding -
Basic (see note 5)	5,217,475,719	3,426,257,524	5,217,475,719	3,737,447,161
Diluted (see note 5)	10,000,000,000	10,000,000,000	10,000,000,000	10,000,000,000

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$55,353	$2,619,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles and depreciation expense	432	152,138
(Gain) loss on valuation of derivative	–	(3,624,182)
Amortization of debt discount	–	69,027
Beneficial interest on conversion of debt	–	530,645
Imputed interest on related party debt	34,613	2,325
(Gain) on disposal of intangible assets	–	27,900
Changes in assets and liabilities:
Decrease / (Increase) in accounts receivable	(8,823)	(74,718)
Decrease in inventories	–	82,845
Decrease in prepaid expenses	–	12,293
Increase in accounts payable and accrued Liabilities	412,409	4,328
Increase in amounts due to related parties	750,000	92,743
Net cash (used in) operating activities	1,243,984	(290,975)

Cash flows from investing activities:
Purchase of intangible assets	–	–
Net cash (used in) investing activities	–	–

Cash flows from financing activities:

Settlement of debts - convertible liabilities	(2,456,968)
Revolving Line of Credit		229,727

Issuance of shares	1,209,945
Issuance of promissory notes & debentures		60,539
Net cash provided by financing activities	(1,247,023)	290,266

Net Increase / (decrease) in cash and cash equivalents	(3,039)	(709)

Cash and cash equivalents at beginning of period	3,039	829

Cash and cash equivalents at end of period	$–	$120

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$–	$–
Interest paid	$–	$–

See accompanying notes to condensed financial statements

KENERGY SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Financing Activities:

For the nine months ended September 30, 2014:

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

The Company settled most of the debt claims during the second quarter of 2014 through issuance of shares.

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

CONSOLIDATED FINANCIAL STATEMENTS

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

On September 26, 2013, Kenneth Glynn executed a non-binding Letter of Intent with Mina Mar Group Inc (“MMG”) that sets forth the general terms and conditions of an agreement for MMG to purchase shares of stock in Kenergy Scientific, Inc. to acquire control of KNSC for the purpose of operating two separate subsidiaries.

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

In February 2013, the Company closed its green friendly retail store and started the process of winding down that line of business. Kenergy continued to sell off the remaining products until discontinuing its business line upon selling the Company. At that time, Kenergy announced it was pursuing new acquisitions and moving in a new business direction.

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

For the three months ended September 30, 2014, the Company has negative working capital with a minor positive cash flow from operations. These matters had raised substantial doubt about the Company's ability to continue as a going concern. The new management that acquired controlling shares of the Company recently, has provided financing to the Company through revolving line of credit from one of its group company and has also recorded sales showing some positive signs of generating cash flow from operations.

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

f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2014 and September 30, 2013.

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

k)     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of September 30, 2014 and December 31, 2013, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

The computation of income (loss) per share is as follows:

	Nine months Ended	Nine months Ended
	September 30, 2014	September 30, 2013
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$55,353	$2,619,167
Weighted-average common shares outstanding (see below)	6,684,465,174	5,217,475,719
Basic net income (loss) per share attributable to common stockholders (see below)	$0.00	$0.00

Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$55,353	$2,619,167
Weighted-average common shares outstanding (see below)	6,684,465,174	5,217,475,719
Incremental shares attributable to the assumed conversion of Convertible debenture and convertible promissory note	1,466,989,455	6,573,742,476
Total adjusted weighted-average shares	10,000,000,000	10,000,000,000
Diluted net income (loss) per share attributable to common stockholders (see below)	$0.00	$0.00

Note 6       Intangible Assets

As the Company changed its line of business, all the intangible assets were written off and at September 30, 2014, there was no balance of intangible assets.

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

At September 30, 2014 and September 30, 2013 deferred tax assets consist of the following:

	2014	2013
Deferred tax assets	$526,000	$1,056,000
Less: valuation allowance	(526,000)	(1,056,000)
Net deferred tax asset	$–	$–

At September 30, 2014 and September 30, 2013, the Company had federal net operating loss carry forwards in the approximate amounts of $0 and $0, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 165.62%. The accounting guidance instructs that the conversion options are a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $1,000,000, and charged Other Expense - Loss on Valuation of Derivative for $124,479, resulting primarily from calculation of the conversion price. For the nine months ended September 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $1,154,814. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $613,148. The Company has not done valuation of derivative during the quarter.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1 years; and volatility: 301.66% to 308.06%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability and recorded a debt discount of $143,408. For the nine months ended September 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $816,899 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $450,598 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

As of September 30, 2013 and December 31, 2012, the outstanding balance on these Convertible Promissory Notes was $10,700 and $39,400, respectively.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 years; and volatility: 212.29%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $65,000, and charged Other Expense - Loss on Valuation of Derivative for $24,294. For the nine months ended September 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $129,917 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $83,610 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.00 years; and volatility: 295.14. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $76,050, and charged Other Expense - Loss on Valuation of Derivative for $2,925,649. For the nine months ended September 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $43,396 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $2,954,881 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

As of September 30, 2013, the outstanding balance on these Convertible Promissory Notes were $60,000.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .75 and 1.19 years; and volatility: 278.05%, 301.94% and 473.96%, respectively. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability, recorded a debt discount of $60,000, and charged Other Expense - Loss on Valuation of Derivative for $115,115. For the nine months ended September 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $147,208 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $214,003 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 368.97%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue dates, the Company recorded the conversion options as a liability in the aggregate of $75,519, recorded a debt discount in the aggregate of $45,000, and charged Other Expense - Loss on Valuation of Derivative in the aggregate for $30,519. For the nine months ended September 30, 2013, the Company recorded a Loss on Valuation of Derivative in the amount of $5,535 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Gain on Valuation of Derivative in the amount of $42,589 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

As of September 30, 2013, the outstanding balance on the Star City Allonges was $17,170.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Star City Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: .25 years; and volatility: 373.96%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of an aggregate of $38,090, recorded a debt discount of an aggregate of $25,000, and charged Other Expense - Loss on Valuation of Derivative for an aggregate of $13,090. For the nine months ended September 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $65,513 on the fluctuation in the current market prices. For the year ended December 31, 2012, the Company recorded a Loss on Valuation of Derivative in the amount of $24,595 on the fluctuation in the current market prices. The Company has not done valuation of derivative during the quarter.

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

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Southridge Allonge met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 1.13 years; and volatility: 464.43%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of an aggregate of $19,868, recorded a debt discount of an aggregate of $5,000, and charged Other Expense - Loss on Valuation of Derivative for an aggregate of $14,868. For the nine months ended September 30, 2013, the Company recorded a Gain on Valuation of Derivative in the amount of $10,484 on the fluctuation in the current market prices.

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

On July 22, 2011, the Company issued a promissory note, in an aggregate of $100,000, to Charles M. Basner (“Basner”). Amounts due under this note are due on or before March 22, 2012 and pays interest at the rate of 7% per annum. On March 22, 2012, the Company defaulted on this note and as such, the lender may take whatever action he may elect to recover his loss while continuing to accrue 7% interest. During the year ended December 31, 2012 and the nine months ended September 30, 2013, the Company consented to the assignment an aggregate of $100,000 of the Basner note to Southridge Partners II LP and to Star City Capital, LLC. During the year ended December 31, 2012 and the nine months ended September 30, 2013, the Company issued replacement promissory notes, in the aggregate of $91,600. On May 7, 2013, the Company issued a replacement promissory note that provides conversion rights in the event of default after February 4, 2014. On July 1, 2012, the Company consented to the assignment of one of the GlynnTech, Inc promissory notes from GlynnTech to Charles Basner in the amount of $50,000. All terms of the original note are unchanged. On May 7, 2013, the Company issued a replacement promissory note that provides conversion rights in the event of default after July 1, 2013. As of September 30, 2013, the aggregate balance on the Basner notes was $141,600 and accrued interest of $16,758.

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

Forensic accounting and records keeping indicates that these were primarily friends and relatives of previous management. The debts were substantially paid off. When the new management took over and these “creditors” came forward none of them were able to substantiate or prove their claims either through cancelled cheque or wire. Moreover most had conversion rights at 0000.1 below the Company par value of 0.0001 thus making the transaction void.

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

No major subsequent event happened during the quarter and up to the date of this report.

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

Results of Operations

The Company changed the its business activity from selling of solar powered products to a business marketing and media Company from July 2013. During the three months ended September 30, 2014, the Company sales were $105,605 as compared to $ 202,174 for the three months ended September 30, 2013. This change is primarily due to the slowdown of activities and prior year high sales were due to significant media marketing deals which did not happen this year.

Gross margin for the nine months ended September 30, 2014 and 2013 were $207,312 and $89,427 respectively. For the three months ended September 30, 2014 and 2013, gross margins were, $51,154 and $88,957, respectively.

Total operating expenses decreased by $324,771 for the nine months ending September 30, 2014, as compared to the same period in the prior year. Total general and administrative expenses for the quarter decreased by $41,328 for the three months ended September 30, 2014, as compared to the same quarter last year. The decrease is primarily due to the change in operations from selling solar power products to dealing in marketing of businesses, selling of Shell companies and IR deals.

Total income (expense) from operations for the nine months ended September 30, 2014 was $55,353 as compared to the profit of $2,619,167 for the nine months ended September 30, 2013. This significant change was primarily attributed to the gain on revaluation of derivatives last year against no such gain in this year and no amortization of debt discount when compared to the same period last year. Total other income (expense) for the nine months ended September 30, 2014 was (34,613) as compared to total other income of $2,971,857 for the nine months ended September 30, 2013. This change was primarily attributed to favorable change relating to gain on revaluation of derivatives of in the prior year.

Liquidity and Capital Resources

Kenergy Scientific has incurred substantial cash losses in previous years due to which it required financing for working capital to meet its operating obligations. The new management was able to arrange financing through revolving line of credit of $1,000,000 with the balance of $299,966 drawn as of September 30, 2014.

The Company needs working capital funds to implement its business plan and continue the operating activities. In 2013 through change in business operations from dealing in solar powered products to business dealing in Shell Sales and IR, the funding requirements have changed significantly. For the three months ended September 30, 2014, the Company had a net decrease in cash of $3,039 with the principal sources / uses of funds were as follows:

Cash used by operating activities. The Company generated $1,243,984 in cash for operating activities for the nine months ended September 30, 2014 through increase in liabilities and used $50,807 in cash for operating activities for the nine months ended September 30, 2013.

Cash used by investing activities. The Company did not do any investing activity during the nine months period ending September 30, 2014. The Company used $0in cash for investing activities for the nine months ending September 30, 2013. These amounts were for the prosecution and filings related to the Company’s patent portfolio.

Cash provided by financing activities. For the nine months ending September 30, 2014, the Company provided $299,966 in financing activities through the revolving line of credit of $1.0 million from Mina Mar Group to meet the working capital requirements. During the quarter, the Company issued its shares in settlement of its debts (including debentures and convertible debts) through issuance of shares. For the nine months ended September 30, 2013, the Company provided $0 in financing activities by the issuance of promissory notes to unrelated parties.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2014.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended September 30, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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
23

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kenergy Scientific, Inc.

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic Chief Executive Officer

 Date:  November 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 17, 2014

By: /s/ Zoran Cvetojevic

Zoran Cvetojevic

Chief Executive Officer

INDEX OF EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

